Form 10KSB
period 1999-12-31
SUNVEST RESORTS INC
filed 2000-04-12
CIK 1022962

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-KSB
                        _____________

        Annual Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934
         For the Fiscal Year Ended December 31, 1999

              Commission File Number 000-28251

                    SUNVEST RESORTS, INC.

                    a Florida corporation

        (IRS Employer Identification No. 65-0693150)

                    307 South 21st Avenue
                  Hollywood, Florida 33020
                       (954) 922-6070

       Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                            None
                            ____

       Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

           Common Stock, Par Value $.02 per share
                  ________________________

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes
                  _________________________

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December
31, 1999 were $2,234,100

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 31, 2000, was $5,227,125. The aggregate market value of the Common Stock of the Registrant held by non-affiliates was computed by reference to the price at which such Common Stock was sold on the OTC Bulletin Board on such date of $3 5/16. For purposes of this response, directors, executive officers and holders of five percent (5%) or more of the Registrant's Common Stock are considered the affiliates of the Registrant at that date.

The  number of shares outstanding of the Registrant's Common
Stock  as  of  March 31, 2000: 9,000,000  shares  of  Common
Stock.

Transitional Small Business Disclosure Format:

Yes      No  X

             DOCUMENTS INCORPORATED BY REFERENCE

                            None.

                           PART I

Item 1.        Description of Business.

General

      SunVest Resorts, Inc., a Florida corporation (the "Company"), was created on August 6, 1996, through the merger of Telshare International, Inc., a publicly-held Delaware corporation, and two Florida corporations, Colony Plaza Development, Inc. ("Colony"), and Cove Development, Inc.("Cove"). Telshare International, Inc., had ceased operations in 1988, but maintained its publicly held status. As a result of the merger, the shareholders of Colony and Cove, Harvey Birdman, Diane Birdman, Louis Birdman, Herbert Hirsch and Bonita Hirsch (collectively, the "HB Group"), acquired 8,000,000 out of 8,866,000 shares of common stock outstanding, or 90.12% of the outstanding stock of the Company. At the time of the merger, Colony owned a newly-acquired 302-room resort hotel called Colony Plaza and located in Ocoee, west of Orlando, Florida, and Cove owned a newly-acquired 173-room resort hotel called Pirates Cove and located in Daytona Beach Shores, Florida. The Company conducts all of its activities strictly through subsidiaries and, as used herein, the term "Company" refers to SunVest Resorts, Inc. acting through one or more subsidiary, unless the context indicates otherwise. Colony and Cove are the Company's only corporate subsidiaries. As discussed below, the Company also owns 100% of the membership interests in Lakeshore Club Development LC, a Florida limited liability company.

      The HB Group, the members of which constitute the management of the Company, See, Directors, Executive Officers, Promoters and Control Persons, has engaged in the business of acquiring, renovating and converting hotels into resort hotel condominiums ("condotels") and multi-family rental projects into primary and second home condominium communities for the last ten years. Through the end of 1999, the HB Group had converted 11 condotels and multi-family projects, containing 1711 units with an aggregate sell-out price of $70.3 million.

Current Business and Properties

     The Company has converted two hotels into condotels and is developing one large-scale age-focused community, commonly known in the industry as an "active adult community
(AAC)." All of the Company's current projects are located in Florida.

     Condotels

      Conversion into condotels is accomplished through the purchase and renovation of resort hotels. A typical project consists of substantial interior and exterior renovation and upgrading of the existing property through the installation of kitchens, and other condominium amenities, upgrading bathrooms and renovation of the common areas such as the front desk, swimming pool, tennis courts, restaurant, lounge, gift shop and laundry facility.

      In  both  of its condotel projects, Colony  Plaza  and
Pirates  Cove,  the  Company  had  retained  ownership   and
responsibility for the operation of the front desk, restaurant, lounge and gift shop (the "Commercial Component"). The Company has outsourced property maintenance, laundry, rental and resale agent services to organizations experienced in hotel/condominium management under 15-year contracts, expiring in February 2011 (with respect to Colony Plaza) and in September 2010 (with respect to Pirate's Cove). These organizations manage the units for the owners and retain 55% of the total rental income and pay 45% of the total rental income to the unit owners. Under these contracts, the Company has been receiving 3% of the gross revenue from rental operations and 5% of the gross revenue from food and beverage operations.

      Since 1996, the Company has converted Colony Plaza and Pirates Cove. Colony's total investment in Colony Plaza was approximately $6.25 million financed by means of a $1,548,000 first mortgage loan from BankAtlantic FSB, Ft. Lauderdale, Florida ("BankAtlantic"), personally guaranteed by members of the HB Group, and a three-year, 18% second mortgage loan from Mortgage Investment Group 9, Ltd., a Florida limited partnership ("MIG-9"). The general partner of MIG-9, owning a 1% general partnership interest, is an entity owned by the HB Group; the members of the HB Group have also purchased 18% of the limited partnership interests in MIG-9 at the same price as the other limited partners. In 1996, 25 units at Colony Plaza were transferred by Colony to Holiday Vacation Ventures, a Florida general partnership ("HVV"), in exchange for a 65% partnership interest. HVV, in turn, sold timeshare interests in such units. As of December 31, 1999, HVV owned approximately 204 weeks in timeshare interests. All of the remaining 277 units were owned by individual unit owners. As of December 31, 1999, the assets of Colony consisted of the general partnership interest in HVV, the Commercial Component and a four-acre parcel of land held for future development. During February and March 2000, Colony sold its interest in the Commercial Component and the land held for development for the aggregate selling price of approximately $1,450,000 in cash and purchase money notes.

       Cove's total investment in Pirates Cove was approximately $5.4 million, financed by means of a $1,258,000 first mortgage loan from BankAtlantic, personally guaranteed by members of the HB Group, and a $1,300,000 second mortgage loan from Mortgage Investment Group 10, Ltd. ("MIG-10"). MIG-10 has been structured identically to MIG-
9. As of December 31, 1999, the assets of Cove consisted of the Commercial Component of Pirates Cove, eleven (11) unsold condotel units, from which Cove derived rental income on the same basis as the individual owners of the other 162 units, and two small parcels of land used for parking lots..

     The Active Adult Community

      AACs are large-scale master planned communities for active adults age 55 and over. A typical AAC is a complex of individually-owned garden style or multi-story residences, with resort-type amenities, such as swimming pool, tennis court and fitness center, as well as amenities associated with permanent residence, such as community center, hobby rooms, and convenience store. AACs are a segment of the resort market experiencing above-average growth due to the general aging of the U.S. population with, according to Modern Maturity, the number of Americans over age 55 projected to grow to 75 million by 2010. The resulting increase in demand for AAC units is projected to occur as "baby boomers" acquire second homes to be used as eventual retirement residences.

      The Company entered the AAC business in late 1998 by acquiring, through a wholly-owned Florida limited liability company, Lakeshore Club Development LC ("Lakeshore LC"), Lakeshore Club. Lakeshore LC was established by the Company by means of a nominal contribution to capital. Lakeshore Club is a complex of 500 already existing garden-style units set on 110 acres in Fedhaven, Polk County, Florida, 10 miles east of Lake Wales, 45 miles south of Disney World, in Orlando, Florida, and on a 7500-acre Lake "Walk in the Water".

      Lakeshore LC acquired Lakeshore Club for $5.4 million, expecting to spend an additional $7.5 million in renovation costs of the 500 units and the common areas, for a total investment of $26,000 per unit in combined construction and acquisition costs. The renovated common areas were to include: a fishing pier, marina, lakefront promenade, tennis courts, exercise rooms, miniature golf course and driving range, baseball, basketball, volleyball and handball courts, as well as community-type amenities such as a clubhouse, 350-
seat  theater  for  shows  and  social  events  (under   the
direction of a full-time social director), arts and crafts rooms, library, bank, post office, laundromat, beauty salon,
restaurant/convenience  store,  and   a   24-hour,   on-call
paramedic emergency service and an on-site fire department. The total cost of the 500-unit conversion, including soft costs (i.e. interest, marketing, advertising and support personnel costs) and $5.4 million in acquisition costs, was estimated at $20.1 million. A total sellout of $33.0 million was projected, with an average sales price per unit of $66,000.

      Lakeshore LC has financed the acquisition and initial renovation and other costs of the Lakeshore Club through a $6.9 million first mortgage from BankAtlantic and a $2.5 million second mortgage loan from Mortgage Investment Group 20, Ltd. (MIG-20"). MIG-20 has been structured identically to MIG-9 and MIG-10. The terms of the first mortgage are: maturity date of September 1, 2001 and interest rate at prime + 1-1/2%. The terms of the second mortgage are: maturity
December   2001,  interest  rate  18%,  with  no   principal
amortized.   As  of  December 31, 1999, the  conversion  and
renovation of the first 60 among the Lakeshore Club units was substantially completed. On March 24, 2000, Lakeshore LC closed the sale of the first of such units.

      On December 30, 1998, Lakeshore LC acquired, for approximately $1.8 million, 420 acres of undeveloped land contiguous to Lakeshore Club. Lakeshore LC financed this purchase by means of a $1.35 million first mortgage seller-financed non-recourse loan and a $400,000 second mortgage loan from Mortgage Investment Group 24, Ltd. ("MIG-24"). MG-24 has been structured identically to MIG-9 and MIG-10. This phase II parcel has the capacity for the development of additional AAC units and a golf course. On March 24, 2000,
the   seller-mortgagee  of  the  Phase  II  parcel  informed
Lakeshore LC of its intention to foreclose on the portion of the parcel subject to the $1.35 million mortgage because of non-payment of debt service for the last three months. If management were to determine that it does not wish to oppose the foreclosure, a mortgage debt and an asset, each at $1.35 million, would be eliminated from the Company's financial statements and no gain or loss would be realized.

Construction

     Presently, all renovation activities are carried out by the Company through third party general contractors and subcontractors, under the supervision of the Company's management. If the Company were to expand its development as opposed to renovation activities, the Company would become subject to the risks and challenges typically associated with development. Among such risks are construction-related risks, e.g. weather, local labor conditions and availability of materials and supplies. Among such challenges is proper coordination between construction of units with unit sales orders in order to control the costs and risks associated with completed but unsold inventory.

Marketing and Sales Activities

      Domestically, the Company has been marketing its condotels through newspaper and other advertising and contacts within real estate brokerage firms in the area where the project is located. In Puerto Rico and South America, where the Company has discovered a significant as yet untapped market for their products, the Company markets through newspaper advertising and local real estate brokerage companies. Sales to residents of Puerto Rico and South America are facilitated by a program developed by the Company for verifying the income, employment status and credit history of these customers thus facilitating their obtaining acquisition financing from U.S. lending institutions.

      The Company's marketing activities in connection with the Lakeshore Club have been focused on 50 and over active adults in South Florida, New York, New Jersey, Massachusetts, Michigan, Ohio, Illinois, Wisconsin and Ontario and Quebec, Canada. The Company has been using advertising in retirement publications, newspapers, radio and television and an in-house telemarketing program. To attract attention from potential purchasers travelling through Central Florida for vacation or otherwise, the Company has from time to time used billboards located along key stretches of highways connecting Fedhaven to Orlando, Tampa and South Florida.

      While more than one factor may contribute to a given sale, the Company believes that a substantial portion of sales at its AAC will be attributable to follow-ups on referrals from residents of this community and to exposing potential purchasers to the AAC experience. As a result, as more units at the Lakeshore Club become renovated and all the amenities are completed, the Company will implement a program which enables prospective purchasers to visit and stay (for a modest charge) in vacation homes for a few days to one week to experience the Lakeshore Club lifestyle prior to deciding whether to purchase a home. The Company has been selling all of the units through in-house commissioned sales personnel.

Employees

      Since its inception and as of December 31, 1999, the Company had no employees. However, as of that date, the Company leased the services of 95 full-time employee equivalents, which are being leased from an independent employee leasing company. Substantially all of such personnel work within the state of Florida, primarily at the Company's main office complex located in Hollywood, Broward County, Florida, and in various sales offices throughout the state and Puerto Rico.

Regulation

      The Company's sales and operations are subject to regulation by the federal government and by the State of Florida. On a federal level, the Federal Trade Commission enforces the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject is contained in the Securities Act of 1933, as amended, the Securities and Exchange Act of 1934, as amended, the Truth-in-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act and the Civil Rights Acts of 1964 and 1968. In Florida, the Condominium Act and the rules and regulations promulgated thereunder as administered by the Division of Land Sales, Condominiums and Mobile Homes of the Department of Business and Professional Regulations, provide the most significant regulation of its conversion business. Florida law requires the Company to file and obtain approval for a detailed offering statement describing its business and all material aspects of a proposed development and sale of fee simple interests. The Company is required to deliver the offering statement to all prospective purchasers, together with certain additional information concerning the terms of the purchase. Florida law also permits the purchaser of a fee simple interest to cancel a contract of purchase at any time within fifteen
(15) calendar days following the date on which the purchaser has received the last of the documents that Florida law requires the seller to provide. The Company believes that it is in material compliance with all federal and state laws and regulations to which it is currently or may be subject. Any failure to comply with applicable laws or regulations could have a material adverse effect on the profitability of the Company.

Market and Competition

     All of the Company's real estate operations are located in Florida and are subject to significant competition. A heavy concentration of hotel and resort properties throughout Florida provides a competitive alternative to the purchase of a condotel or an AAC unit.

      The condotel conversion segment of the Company's business is fragmented and localized. Competitors are typically private and, often, single-project companies. Some may have greater capital resources than the Company.

       The Company's AAC faces direct and increasing competition from companies exclusively or primarily marketing homes to buyers age 55 or older, as well as from non-age-qualified, master-planned communities, where the Company competes with new home sales and resales in such communities. The Central Florida market where Lakeshore Club is located includes at least one leading national AAC developer, Del Webb Corporation, which recently acquired the Spring Creek communities near Ocala, Florida. The Company anticipates significant new competition in AAC development from other local national homebuilders and family community developers. Many such developers possess significantly greater financial, marketing, personnel and other resources than the Company.

     The Company believes that the major competitive factors affecting purchases at its condotel and AAC developments are location, home quality, availability of recreational facilities and other amenities, price, value, design, mortgage financing terms and builder/developer reputation. There is no assurance that any of the Company's projects is superior with respect to any of these factors to competitive projects in the relevant market.

Potential Merger

      On March 15, 2000, the Company entered in an Agreement and Plan of Merger (the "Merger Agreement") with US Data Authority, Inc. ("USDA"), its controlling shareholders and certain investors contemplating an equity investment in USDA. Under the Merger Agreement, USDA would merge into the Company, with the USDA shareholders receiving 90% of the post  merger equity of the Company and electing all  of  the five directors of the Company. Immediately prior to the merger, the Company will effect a 3.6:1 reverse stock split of its Common Stock and will distribute to all the shareholders a special dividend consisting of the common stock of Colony and Cove and the membership interests in Lakeshore LC. The Company believes that the dividend will not cause the Company or the shareholders to recognize taxable income as a result thereof. As a result of the dividend, the Company will, immediately before the effective time of the merger, have no assets or liabilities.

     The merger is subject to completion of due diligence by both parties and may be aborted if either the Company or USDA is dissatisfied with the results of its due diligence on or before April 17, 2000. There is no assurance that the merger will not be aborted.

       USDA is a privately-held Florida corporation, established in January 1999, based in Palm Beach County, Florida. It offers Internet access, co-location and remote access communication services through a hybrid network of AT&T and Cable & Wireless fiber optic networks containing the Internet Protocol backbone.

      On an unaudited basis, from inception to December 31, 1999, USDA had total revenues of approximately $429,000 and net income of approximately $155,000.

      The proposed merger and the related dividend is consistent with management's intention to transform the Company's business from real estate to technology-related. This intention is based on management's belief that engaging in a business which is perceived by the capital markets as having an above average growth potential would enhance the Company's ability to raise equity capital and thus would facilitate a more active trading market in the Company's stock and liquidity for the shareholders.

Forward Looking Information; Certain Cautionary Statements.

       Certain statements contained in this Report are "forward-looking statements," including statements concerning plans, objectives, future events or performance and assumptions and other statements that are not statements of historical fact. The Company caution readers that the following important factors, among others, could cause the Company's actual results to differ materially from the forward-looking statements contained in this Report: (i) the effect on the Company's competitive position within the market area where its active adult community is located of the increasing competition from larger national developers of active adult communities as well as from regional and local developers of single-family residential projects, (ii) the effect of changes in interest rates; and (iii) the effect of changes in the business cycle and downturns in the local, regional or national economies.

Item 2.        Description of Property.

     Except for its conversion and development projects, the Company does not own any property. The Company's executive offices are located at 307 South 21st Avenue in Hollywood, Florida, in a 2,500 square foot building owned by Vacation Investment Plan, Inc., an entity owned by the HB Group. In 1999, the Company paid $28,000 in rent to such entity. In the opinion of management, the Company's properties owned by Colony, Cove and Lakeshore LC are adequately covered by insurance.

Item 3.        Legal Proceedings.

      The Company is not a party to, nor is any of its property the subject of, any material legal proceeding that is not routine litigation incidental to the Company's business.

Item 4.        Submission of Matters to a Vote of the Security Holders.

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



                           PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.

      The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "SUNE." The following table sets forth the range of high and low bids for the Common Stock within the last eight quarters as reported by NASDAQ. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

       1st Quarter   2nd Quarter   3rd Quarter   4th Quarter

       High   Low    High   Low    High   Low    High   Low
       Bid    Bid    Bid    Bid    Bid    Bid    Bid    Bid

1998   2      1      3-5/8  2-1/2  2      1      4-1/4   1-1/4

1999   2-1/2    1/2  3      1-1/2  2-7/8  1-7/8  1-1/2     5/8

      As of March 31, 2000, the Company had 429 shareholders of record.

     The Board of Directors has not declared and the Company has not paid any dividends during the last two years.

      On October 30, 1998, the Company issued 11,500 shares of Common Stock to 115 individual, all of whom were either employees leased to the Company or consultants or advisors to the Company and none of whom were members of the HB Group or their immediate families. These shares were issued for no consideration and under a one-time bonus plan. All of the recipients received and executed a contract relating to the bonus plan. This offering was made in reliance on the exemption from the registration requirements under the Securities Act of 1933 set forth in Rule 701 to such Act.

      On October 1, 1999, the Company issued, 122,468 shares of Common Stock to four individuals in consideration of their efforts in assisting the Company in identifying potential opportunities for merger partners in the technology area. In exchange for the shares, the individuals had foregone the receipt of approximately $120,000 in consulting fees. All of these individuals qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D and acquired such shares for investment and not with the view to distribution. This offering was made in reliance on the exemption from the registration statements under the Securities Act of 1933 set forth in Section 4(2) of such Act.

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

      Discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and related notes which are included elsewhere herein.

Results of Operations.

      For the years ended December 31, 1999 and 1998, respectively, net loss was $2,224,000 and $204,900, respectively. For 1999 and 1998, respectively, basic (and diluted) loss per share was $.25 and $.02, respectively. The increase in the net loss was primarily due to a decrease of $955,000 (or approximately 30%) in revenues in 1999 compared to 1998 and an increase of $597,700 (or approximately 114%) in net interest expense in 1999 compared to 1998. The decrease in revenues was a result of a reduction in inventory of condominium units for sale at Colony Plaza and Pirates Cove without a commensurate increase in AAC units for sale at Lakeshore Club, where renovation activities were being carried out for most of 1999. The increase in net interest expense was attributable to the debt service with respect to Lakeshore Club, which, unlike in 1998, the Company had to carry for an entire year in 1999.

Key Factors Affecting the Company's Operations.

      Set forth below is a brief description of certain factors that materially affect the Company's operations.

Financing and Leverage

      The maturity dates, interest rate and outstanding balance, as of December 31, 1999, of the Company's mortgage loans were as follows:

                                      Maturity   Inter
Borrower    Lender      Secured by      Date      est   Balance
                                                  Rate

Lakeshore   MIG-20      Phase I of   October 1,  18%     2,500,000
LC                      Lakeshore    2001
                        Club

Lakeshore   MIG-24      420 Acres    July 1,     18%       400,000
LC                      (Phase II    2001
                        land)

Lakeshore   BankAtlant  Phase I      October 1,  Prime   6,566,000
LC          ic FSB      Lakeshore    2002        +
                        Club                     1.5%

Lakeshore   Lightsey    420 Acres    April 1,    8%      1,350,000
LC          (Seller)    (Phase II    2009
                        land)

Colony (as  Litchfield  Timeshare    September   Prime     233,700
a partner   Financial   interests    30, 2000    + 3%
in HVV)     Corp

Colony (as  Litchfield  A/R from     Revolving   Prime     311,300
a partner   Corp        sales of     loan with   + 3%
in HVV)                 timeshare    no maturity
                        Interests    date

Colony      Union Bank  Commercial   April 29,   8-3/4%    373,800
                        Component    2003
                        at Colony
                        Plaza

Cove      BankAtlantic  11 unsold    June 30,   10.25%     295,000
                        units        2000

Cove        Union Bank  Commercial   April 29,   8-3/4%    225,400
                        Component    2003
                        at Pirates
                        Cove

                                       TOTAL           $12,255,200

      As shown above, of the mortgage loans, the loan from Litchfield Financial Corp to Colony (as a partner in HVV), secured by timeshare interests, with a principal amount of $233,700, and the loan from BankAtlantic to Cove, secured by the 11 unsold units, with an aggregate principal amount of $295,000, are due in their entirety in the next twelve months. With respect to the Litchfield loan, HVV has been repaying this loan from proceeds of sales of timeshare interests; in fact, the principal balance of this loan as of March 31, 2000, was reduced to $192,500. Management believes that HVV will be able to refinance this loan with the current lender - it is currently engaged in discussions with such lender -- or any one of the many other lenders in the Orlando area specializing in timeshare financing. With respect to the loan to Cove secured by the 11 unsold units, management believes that the fair market value of this collateral is at least equal to the balance of the mortgage and that Cove would be able to refinance the BankAtlantic loan if a sufficient number of units is not sold before June 30, 2000.

     The loans to HVV from Litchfield Financial Corp. would, in the aggregate, require a debt service of approximately $67,000 over the next twelve months. HVV's income from rental of the units and sales of timeshare interests in the units is estimated to be sufficient to carry the two loans. The timeshare interests are listed for sale as a block at a price which would repay the two loans. The loan to Colony from Union Bank will be repaid from future installments of the proceeds of Colony's sale of the Commercial Component which, as reported above, took place in February 2000.

      In terms of Colony's debt service requirements in the next twelve months, the combination of rental income from the 11 unsold units and Cove's share of the revenue from the Commercial Component in 2000 is projected to be sufficient - if none of these units or the Commercial Component itself are sold and these loans are not paid off - to pay the approximately $38,000 in debt service for the twelve months.

     As shown on Exhibit A to the note referenced in Exhibit 10.3, the terms of the acquisition/construction loan to Lakeshore LC from BankAtlantic calls for certain principal payments. However, under the note, the borrower has 120 days to make up a shortfall in principal reduction for a given quarter. By operation of both of these provisions, Lakeshore LC's principal repayment obligations for the next twelve months under the BankAtlantic note are, in the aggregate, $2.7 million ($225,000 + $787.500 + $1,012,500 +
$675,000). These principal repayment requirements must be read in light of the arrangement agreed to by BankAtlantic that $25,000 from the proceeds of each of the first 150 units at Lakeshore Club would be paid to the lender as a release price and that $37,500 of such proceeds from the sale of each of the other 350 units would be paid to the lender as a release price.

     Lakeshore LC would be able to repay the $2.7 million in principal payments if it were to sell 108 AAC units during 2000. As of March 31, 2000, only one unit has been sold, with only approximately two dozen units pending a sale. There is no assurance, therefore, that 108 units would be sold in accordance with a schedule which would provide Lakeshore LC with the net proceeds to make timely reductions of principal.

      If sales of units at Lakeshore Club continue to occur slower than projected, management will first attempt to obtain a modification of the BankAtlantic loan delaying principal repayments further into the future. Management has already advertised Lakeshore Club for sale with the view to selling it at a price at least sufficient to repay all of the indebtedness of Lakeshore LC, except the seller financing with respect to the Phase II land. Also, management believes that, given its long-term relationship with BankAtlantic, it has at least until June 30, 2000, to convert Lakeshore Club into a rental project and refinance it as such. In this connection, it is to be noted that before its acquisition by Lakeshore LC, Lakeshore Club was an entirely rental project and that the units not yet converted are still being rented by Lakeshore LC, yielding, during 1999, approximately $1,057,538 in rental income. Management believes that, if necessary, the units at Lakeshore Club could be slightly refurbished and the project would be a viable rental property that could carry the existing debt on Lakeshore Club. There is no assurance, however, that management's efforts to achieve a loan modification, an outright sale or a refinancing into a rental project will be successful.

     The interest component of the debt service requirements of Lakeshore LC over the next twelve months would be paid timely and in full if sales of 108 units were to occur during 2000, from proceeds of unit sales and additional borrowings under the BankAtlantic loan (which would then have borrowing capacity due to reductions in principal caused by the units sold). In the absence of significant sales of units to meet the interest requirements, and until, if at all, Lakeshore Club is refinanced as a rental project and rental income stabilizes, the HB Group (and its affiliated entities) may continue to make cash advances to Lakeshore LC. As of December 31, 1999, the total amounts advanced to Cove, Colony and Lakeshore LC, all bearing interest at 12% and due on demand, were as follows:

Member of HB Group                           Amount
Herbert Hirsch                             $356,000
Diane Birdman                               233,000
Harvey Birdman                              185,100
                                    TOTAL            $774,100

Affiliated Entity
VIP                                        1,295,800
Corporate Realty Services, Inc.
    (Accrued fees for administrative          34,000
support services)
                                    TOTAL          $1,329,800
                               GRAND TOTAL         $2,103,900

      To be sure, members of the HB Group have personally guaranteed the BankAtlantic debt of Lakeshore LC and would be motivated to continue to make advances to Lakeshore LC in order to allow it to meet its cash flow needs. There is, however, no assurance that they will be willing or able to do so for an indefinite period of time.

      In summary, Colony Plaza and Pirates Cove have been profitable in the past, are now breaking even and could generate modest profits when all of its assets are sold. The sales at Lakeshore Club, on the other hand, have been slower than projected, making Lakeshore LC highly leveraged. Management's plan is to see whether sales pick up significantly during the first six months of 2000 while, at the same time, attempting to sell the project outright and/or begin efforts to convert it into a rental property. There is no assurance that this plan will succeed.

      Cyclical Nature of Real Estate Operations and Other Conditions Generally. In general terms, all of the Company's projects are subject to real estate market conditions (both where they are located and in areas where potential customers reside), the cyclical nature of real estate operations, general national economic conditions and changing demographic conditions. These are long-term projects and sales activity varies from period to period, with the ultimate success of any project not to be judged by results in any particular period or periods. A project may generate significantly higher sales levels at inception (whether because of pent-up demand or other reasons) than it does during later periods. Revenues and earnings of the Company will also be affected by period-to-period fluctuations in the mix of product and unit closing among the Company's projects.

      Profitability of the Company's real estate operations also depend upon the availability and cost of mortgage financing available to the potential buyers of its units. An increase in interest rates, which may result from governmental policies and other factors outside the control of the Company, may adversely affect the buying decisions of potential unit buyers and their ability to sell their existing homes.

Item 7.        Financial Statements.

      Attached as Addendum "FS" are Consolidated Financial Statements for the years ended December 31, 1998 and 1999, including balance sheets and statements of operations, cash flows and shareholders' deficits, accompanied by an independent auditor's report.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     The Company made no change in, and had no disagreements with its accountants.

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a) of the Securities and Exchange Act of 1934.

               Position with the Issuer, Term of Service;
Name      Age  Business Experience and Family Relationships

Herbert   59   Mr.  Hirsch  has  served  as  President  and   a
Hirsch         director of the Company since August 1996.   Mr.
               Hirsch's   primary   responsibilities   are   to
               coordinate  all sales and marketing  activities,
               to  review  and approve all sales contracts  and
               closings   and  to  coordinate  all  advertising
               efforts.  Since 1990, Mr. Hirsch, as a member of
               the  HB Group, has been a principal with several
               single  project entities engaged in  the  resort
               condominium    and   second   home   residential
               condominium conversion and development business.

Harvey    61   Mr.   Birdman  has  served  as  Executive   Vice
Birdman        President  and  a director of the Company  since
               August     1996.     Mr.    Birdman's    primary
               responsibilities  are  to initiate  all  project
               acquisitions,  to arrange all financing  and  to
               analyze  all  strategic  and  project  planning.
               Since  1990, Mr. Birdman, as a member of the  HB
               Group,  has  served as a principal with  several
               single-project entities engaged  in  the  resort
               condominium    and   second   home   residential
               condominium conversion and development business.
               Mr. Birdman is the husband of Diane Birdman and father of Louis Birdman.

Diane     55   Mrs. Birdman has served as a Vice President, the
Birdman        Treasurer  and  a director of the Company  since
               August    1996.     Mrs.    Birdman's    primary
               responsibilities   are   to    coordinate    the
               administration  of the condominium  associations
               at  the resort properties owned and developed by
               the   Company  and  to  oversee  the  accounting
               department.   Since  1990,  Mr.  Birdman,  as  a
               member  of  the  HB  Group,  has  served  as   a
               principal  with several single-project  entities
               engaged  in  the resort condominium  and  second
               home  residential  condominium  conversion   and
               development  business.   Mrs.  Birdman  attended
               Broward Community College, where she majored  in
               Accounting,   and  attended  Temple  University,
               where she majored in Business. Mrs. Birdman is the wife of Harvey Birdman and the mother of Louis Birdman.

Louis     35   Mr.  Birdman has served as a Vice President, the
Birdman        Secretary  and  a director of the Company  since
               August     1996.     Mr.    Birdman's    primary
               responsibilities are to manage  all  design  and
               construction activities, as well as to  interact
               with  municipal  planning, zoning  and  building
               officials.   Mr. Birdman is the owner  of  Louis
               Birdman  Architect, P.A., and was the co-founder
               and  principal-in-charge of  ARC  Avenue,  Inc.,
               from  1985-1995 and co-founder of ARC-CON Design
               Build, Inc., - General Contractors, where he was
               principal-in-charge from 1989-1995.  Mr. Birdman
               is  a  registered  architect in  Florida  and  a
               certified  member  of  the National  Council  of
               Architectural Registration Boards.  He  received
               his Bachelor's degree in Design and Architecture
               from   the   University  of  Florida   and   his
               Bachelor's  degree  in  Architecture  from   the
               University of Miami. Mr. Birdman is the son of Harvey and Diane Birdman.

Cary 52 Mr. Greenberg has served as Vice President and Greenberg Chief Financial Officer of the Company since
               March    1998.     Mr.    Greenberg's    primary
               responsibilities   include  oversight   of   the
               financial   accounting  and  internal   controls
               systems   of  the  Company.   In  addition,   he
               participates  in the analysis of  the  financial
               feasibility  of  proposed  projects.   Prior  to
               joining the Company, Mr. Greenberg served for twelve years as the Chief Financial Officer of a subsidiary of American Greetings Corporation.
               Mr. Greenberg is a Certified Public Accountant in New York, Florida and Texas.

Compliance with Section 16(a)

      Because the Company had no class of equity securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934 (the "Exchange Act") during the period covered by this report, its securities were not subject to the reporting requirements of Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

(a)  Name of            Capacity in Whit       Aggregate
     Individual         Remuneration was     Remuneration
     or Identity of         Received
     Group

     3 highest paid   Directors, President,       $0
     directors and    Vice-President, and
     executive        Treasurer or
     officers as a    Secretary
     group

(b)  Remuneration pursuant to ongoing plan or arrangement.
     None

Item 11 Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth information as of March
31, 2000, about each shareholder who owns more that five percent (5%) of any class of the Company's securities:

                                     Amount Owned   Percent of
Title of       Name and Address of   Before         Class*
Class          Owner                 Offering

Common Stock,  Herbert Hirsch        1,442,250      16.03%
$.02 par       700 S. Ocean Blvd.,   Shares
value          #1106
               Boca Raton, Florida
               33432

Common Stock,  Harvey Birdman        1,263,250      14.04%
$.02 par       3755 NE 214th Street  Shares
value          Aventura, Florida
               33180

Common Stock,  Diane Birdman         1,514,250      16.83%
$.02 par       3755 NE 214th Street  Shares
value          Aventura, Florida
               33180

Common Stock,  Louis Birdman1        1,752,250      19.47%
$.02 par       4000 Island Blvd.,    Shares
value          #2701
               Williams Island,
               Florida 33150

Common Stock,  Bonita Hirsch2        1,445,000      16.06%
$.02 par       700 S. Ocean Blvd.,   Shares
value          #1106
               Boca Raton, Florida
               33432

___________________

* Percentages are based on 9,000,000 shares of Common Stock issued and outstanding on March 23, 2000.

1  Includes 100,000 Shares owned by Mr. Birdman's  children.
Mr. Birdman disclaims beneficial ownership of such shares.

2   Includes   300,000  shares  owned   by   Mrs.   Hirsch's
grandchildren. Mrs. Hirsch disclaims beneficial ownership of such shares.

      The following table sets forth information about the voting securities held of record as of March 31, 2000, by each of the officers and directors of the Company and all such persons as a group:

                                     Amount Owned   Percent
Title of       Name and Address of   Before         of
Class          Owner                 Offering       Class*

Common Stock,  Herbert Hirsch        1,442,250      16.03%
$.02 par       307 South 21st Ave.   Shares
value          Hollywood, FL 33020

Common Stock,  Harvey Birdman        1,263,250      14.04%
$.02 par       307 South 21st Ave.   Shares
value          Hollywood, FL 33020

Common Stock,  Diane Birdman         1,514,250      16.83%
$.02 par       307 South 21st Ave.   Shares
value          Hollywood, FL 33020

Common Stock,  Louis Birdman1        1,752,250      19.47%
$.02 par       307 South 21st Ave.   Shares
value          Hollywood, FL 33020

Common Stock,  Cary Greenberg            5,000        .04%
$.02 par       307 South 21st Avenue Shares
value          Hollywood, FL 33020

All Officers                         5,977,000      66.41%
and Directors                        Shares
as a Group

* Percentages are based on 9,000,000 shares of Common Stock issued and outstanding on March 31, 2000.

1 Includes 100,000 Shares owned by Mr. Birdman's children.
Mr. Birdman disclaims beneficial ownership of such shares.

      As of March 31, 2000, there were no outstanding options, warrants or other rights to purchase securities from the Company.

Item 12.  Certain Relationships and Related Transactions.

Employee Leasing

      Until May 1999, the Company leased employees providing personnel-related services from P.D. Payroll Corp., a Florida corporation owned by the HB Group ("PD"). PD employed the sales, administrative and in-house construction personnel relating to properties converted by the Company. In addition, PD provided centralized payroll and personnel services, including worker's compensation administration. The Company reimbursed PD at cost for the salaries and benefits of such personnel. In the last two years, the Company paid $374,000 to PD. As stated above, since May 1999, these employees have been employed by an unrelated company.

      The Company has received administrative support from Corporate Realty Services, Inc. ("CRS"), 48% of which is owned by the HB Group. The administrative support services have included such services as record keeping, accounting, use of office equipment and management services for each of the properties converted by the Company. The Company pays CRS a base rate fee of $229,000 per annum plus expenses, which management believes represents an arms-length, fair price for such services. CRS maintains credit with suppliers and is reimbursed for the cost of supplies incurred in connection with the services provided to the resort properties. In the last two years, the Company has paid $360,000 to CRS.

Other Transactions

      From time to time, in order to help the Company meet its cash flow obligations, members of the HB Group and entities controlled by them have made advances to the Company. These advances have been unsecured and have carried an interest rate of 12%. As of December 31, 1999, the Company owed $774,000 to members of the HB Group and $1,329,000 to entities controlled by the HB Group.

      During 1998, the Company made advances in the total amount of $335,000 to one or more entities controlled by the HB Group. All but $59,500 of these advances, which were unsecured and carried interest at 12%, were repaid during 1999.

      Members of the HB Group own 100% of the stock of the general partner of MIG-9, MIG-10, MIG-20 and MIG-24, each a limited partnership which is a second mortgage lender to Colony, Cove and Lakeshore LC, respectively. The HB Group also owns an 18% limited partnership interest in each of MIG-9, MIG-10, MIG-20 and MIG-24, which it acquired on the same terms as the other limited partners. The mortgage loans held by MIG-9 and MIG-10 have been repaid as of December 31,
1998.   In the last two years, the HB Group received in  the
aggregate $49,750 in their distributive share of interest received by MIG-9, MIG-10, MIG-20 and MIG-24.

Item 13.  Exhibits, Lists and Reports on Form 8-K.

Exhibit
Number   Sequential Description
-------  ----------------------
3(i)   Articles  of  Incorporation  of  Registrant,  dated
       August  6,  1996,  incorporated  by  reference   to
       Exhibit  2.1 to the Registration Statement on  Form
       10-SB,  File  No. 000-28251, filed on November  21,
       1999 and which became effective on January 21, 2000.

3(ii)  Amended   and   Restated   Bylaws   of   Registrant
       incorporated by reference to Exhibit 2.2 to the Registration Statement on Form 10-SB, File No. 000-
       28251, filed on November 21, 1999, and which became effective on January 21, 2000.

10.1   Mortgage  and Security Agreement between  Lakeshore
       Club Development, Inc. (predecessor in interest  to
       Lakeshore   Club  Development,  LC)  and   Mortgage
       Investment  Group  20, Ltd.,  dated  September  30,
       1998, incorporated by reference to Exhibit 6(a).1 to the Registration Statement on Form 10-SB, File
       No. 000-28251, filed on November 21, 1999, and which became effective on January 21, 2000.

10.2   Mortgage  and Security Agreement between  Lakeshore
       Club Development, LC, and Mortgage Investment Group
       24, Ltd., dated June 30, 1999, incorporated by reference to Exhibit 6(a).2 to the Registration
       Statement on Form 10-SB, File No. 000-28251, filed on November 21, 1999, and which became effective on January 21, 2000.

10.3   Consolidation  Promissory Note  made  by  Lakeshore
       Club Development, LC, to the order of BankAtlantic, FSB, dated June 30, 1999, incorporated by reference to Exhibit 6(a).3 to the Registration Statement on Form 10-SB, File No. 000-28251, filed on November
       21, 1999, and which became effective on January 21, 2000.

10.4   Purchase    Mortgage   between    Lakeshore    Club
       Development,  LC,  and  Cary  Lightsey  and   Layne
       Lightsey, dated December 31, 1998, incorporated by reference to Exhibit 6(a).4 to the Registration
       Statement on Form 10-SB, File No. 000-28251, filed on November 21, 1999, and which became effective on January 21, 2000.

10.5   Agreement  and Plan of Merger by and among  SunVest
       Resorts, Inc., US Data Authority, Inc. et al., dated effective March 15, 2000.

21     Subsidiaries of Registrant

27     Financial Data Schedule



No reports on Form 8-K were filed by the Registrant during the last quarter of 1999.

                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                              SUNVEST RESORTS, INC.
                              (Registrant)

                              By:    /S/ Herbert Hirsch
                                      ---------------------
                              --------
                                      Herbert Hirsch,
                              President
                              Date:     April 10, 2000

      Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title      Date

/S/ Herbert Hirsch
____________________________    Director     April 10, 2000
Herbert Hirsch

/S/ Harvey Birdman
____________________________    Director     April 10, 2000
Harvey Birdman

/S/ Diane Birdman
____________________________    Director     April 10, 2000
Diane Birdman

/S/ Louis Birdman
____________________________    Director     April 10, 2000
Louis Birdman


                         Addendum FS
















           SUNVEST RESORTS, INC. AND SUBSIDIARIES

                 INDEPENDENT AUDITORS' REPORT

                             AND

              CONSOLIDATED FINANCIAL STATEMENTS

            YEARS ENDED DECEMBER 31, 1999 AND 1998



                          CONTENTS

Independent auditors' report                             1
Consolidated financial statements:
Consolidated balance sheets                              2
Consolidated statements of operations                    3
Consolidated statements of   shareholders' deficit       4
Consolidated statements of cash flows                  5-6
Summary of significant accounting policies            7-10
Notes to consolidated financial statements           11-24


                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Sunvest Resorts, Inc. and Subsidiaries
Hollywood, Florida


We have audited the accompanying consolidated balance sheets of Sunvest Resorts, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for the
years  then  ended.   These  financial  statements  are  the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunvest Resorts, Inc. and Subsidiaries, as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of Notes to consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital that raises substantial doubt about the ability to continue as a going concern. Management's plan in regards to these matters is also described in Notes 2 and 3 of notes to consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Hixson, Marin, Powell & DeSanctis, P.A.

North Miami Beach, Florida
March 31, 2000



           SUNVEST RESORTS, INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1999 AND 1998

                            ASSETS
                                            1999           1998

Cash and equivalents                     $      9,200  $    852,800
Deposits held in escrow                        87,300       166,400
Mortgage notes receivable                     603,400     1,096,100
Condominium units held for sale             2,841,600     1,602,200
Condominium units under development         1,454,200     2,958,200
Income producing property                   5,498,000     3,747,800
Land held for future development            1,842,500     1,842,500
Deferred costs                                202,900       313,000
Deferred tax asset                                  -       231,500
Due from affiliates, deemed fully collectible  59,500       335,000
Other                                          47,100       154,900
                                          -----------    ----------
                                         $ 12,645,700  $ 13,300,400
                                         ============  ===========


                  LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities:
  Notes and mortgages payable            $ 12,255,200  $ 11,298,200
  Accounts payable and accrued              1,074,900       590,000
      liabilites
  Deposits on sales contracts                  72,300        61,400
  Due to condominium associations              34,300        56,300
  Advances from shareholders                  774,100       967,700
  Due to related parties                    1,329,800     1,053,800
                                           ----------    ----------
                                         $ 15,540,600  $ 14,027,400
                                           ----------   -----------
Minority interest                              48,500       114,900
                                           ----------   -----------
Financial results, liquidity,
  strategic planning, proposed merger,
  spin-offs, transactions with related
  parties, commitments and
  contingencies (Notes 2, 3 ,7 and 9)

Shareholders' deficit:
  Common stock, $.02 par, authorized
     25,000,000 shares; issued and
     outstanding 9,000,000 shares in 1999
     and 8,877,532 shares in 1998             180,000       177,500
  Capital in excess of par                    699,600       579,600
  Accumulated deficit                      (3,823,000)   (1,599,000)
                                           ----------    ----------
                                           (2,943,400)     (841,900)
                                           ----------    ----------
                                          $12,645,700   $13,300,400

      Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement.


           SUNVEST RESORTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF OPERATIONS
           YEARS ENDED DECEMBER 31, 1999 AND 1998

                                              1999        1998
Revenues:
  Condominium units                       $  883,100  $ 2,109,300
  Timeshare interests                        111,800      488,700
  Rents                                    1,239,200      591,100
                                          ----------   ----------
                                           2,234,100    3,189,100
                                          ----------   ----------
Cost of sales:
  Condominium units                          439,400    1,527,600
  Timeshare interests                         60,800      184,500
  Rents                                      731,400      114,900
                                           1,231,600    1,827,000
                                           ---------    ---------
                                           1,002,500    1,362,100
                                           ---------    ---------
Operating expenses:
  Advertising                                131,500       34,700
  Selling and promotion                      277,200      168,700
  General and administrative               1,285,300      877,100
  Depreciation and amortization              350,600      208,400
                                           ---------    ---------
                                           2,044,600    1,288,900
                                           ---------    ---------

Income (loss) before  other income
(expenses), minority interest and
provision for income taxes (benefit)      (1,042,100)      73,200
                                          ----------    ---------
Other income (expenses):
  Interest income                            120,200      219,300
  Other                                      106,600      134,600
  Interest expense                        (1,243,600)    (745,000)
                                          ----------     --------
                                          (1,016,800)    (391,100)
                                          ----------     --------
(Loss) before minority interest and
 provision for income taxes (benefit)     (2,058,900)    (317,900)

Minority interest in (income) losses
of joint venture                              66,400      (27,700)
                                          ----------     --------
(Loss) before provision for income
taxes (benefit)                           (1,992,500)    (345,600)

Provision for income taxes (benefit)         231,500     (140,700)
                                          ----------    ---------
Net (loss)                              $ (2,224,000)  $ (204,900)
                                        ============   ==========
(Loss) per share of common stock:
  Basic                                      $ (0.25)     $ (0.02)
                                        ============   ==========
  Diluted                                    $ (0.25)     $ (0.02)
                                        ============   ==========
Weighted average common shares outstanding
   used in computing basic and diluted (loss)
  per share of common stock                8,910,749    8,868,080
                                         ===========   ==========

      Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement.


           SUNVEST RESORTS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
           YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                     Common Stock
                                       Total       Shares     Amount
                                    ---------    ---------------------
Balance, beginning                  $(648,500)   8,866,032    $177,300

Year ended December 31, 1998:

  Common stock issued for              11,500       11,500         200
      promotional purposes

  Net (loss)                         (204,900)           -           -
                                    ---------    ---------    --------
Balance, December 31, 1998           (841,900)   8,877,532     177,500

Year ended December 31, 1999:

  Common stock issued for professional
     services                         122,500      122,468       2,500

  Net (loss)                       (2,224,000)           -           -
                                  -----------    ---------    --------
Balance, ending                   $(2,943,400)   9,000,000    $180,000
                                  ===========    =========    ========

                                       Capital in        Accumulated
                                      excess of par        deficit
Balance, beginning                       $568,300        $(1,394,100)

Year ended December 31, 1998:

  Common stock issued for                  11,300
     promotional purposes

  Net (loss)                                    -           (204,900)
                                        ---------        -----------
Balance, December 31, 1998                579,600         (1,599,000)

Year ended December 31, 1999:

  Common stock issued for
     professional services                120,000

  Net (loss)                                    -         (2,224,000)
                                        ---------        -----------
Balance, ending                        $  699,600        $(3,823,000)
                                       ==========        ===========

   Read the accompanying summary of significant accounting
                          policies
   and notes to consolidated financial statements, both of
                    which are an integral
       part of this consolidated financial statement.



           SUNVEST RESORTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED DECEMBER 31, 1999 AND 1998

                                              1999       1998
Cash flows from operating activities:
  Sources of cash:
    Customers                               $1,426,500     $2,684,700
    Proceeds from sale of mortgage notes
        receivable                             563,000        783,700
    Interest and dividends                     139,400        206,700
    Rents                                    1,244,300        592,500
    Other                                      175,100        120,200
                                             ---------      ---------
                                             3,548,300      4,387,800
  Uses of cash:                              ---------      ---------
    Condominium units                        1,628,700      2,878,900
    Suppliers and employees                    943,900      1,424,400
    Interest                                 1,239,800        701,600
    Rental properties                          731,400        114,900
                                             ---------      ---------
                                             4,543,800      5,119,800
                                             ---------      ---------
  Cash (used-in) operating activities         (995,500)      (732,000)

Cash flows from investing activities:
  Sources of cash:
    Related parties                            193,500              -

  Uses of cash:                              ---------      ---------
    Payments for:
      Related parties                                -         74,800
      Shareholders                             193,600        270,100
      Income producing property                793,600      2,802,600
      Land held for future development               -      1,814,100
      Other assets                              11,300        168,600
                                             (998,500)     (5,130,200)
                                            ---------      ----------
  Cash (used-in) investing activities        (805,000)     (5,130,200)

Cash flows from financing activities:
  Sources of cash:
    Proceeds from:
      Mortgages and notes                    2,880,500      7,011,100
      Mortgage, related party                        -      2,500,000
      Minority interests                             -         37,100
                                             ---------     ----------
                                             2,880,500      9,548,200

  Uses of cash:
    Payment of:
      Mortgages and notes                    1,923,600      3,256,600
                                             ---------      ---------
  Cash provided by financing activities        956,900      6,291,600
                                             ---------      ---------
Increase (decrease) in cash and               (843,600)       429,400
     equivalents

Cash and equivalents, beginning                852,800        423,400
                                             ---------      ---------
Cash and equivalents, ending                 $   9,200      $ 852,800
                                             =========      =========

   Read the accompanying summary of significant accounting
                          policies
   and notes to consolidated financial statements, both of
                    which are an integral
       part of this consolidated financial statement.



           SUNVEST RESORTS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
           YEARS ENDED DECEMBER 31, 1999 AND 1998

                                              1999         1998
                                          -----------    ---------
Reconciliation of net (loss) to cash
(used-in) operating activities:

Net (loss)                                $(2,224,000)   $(204,900)

Adjustments to reconcile net (loss) to
  cash (used-in) operating activities:
     Depreciation and amortization            350,600      208,400
     Deferred income taxes                    231,500     (140,700)
     Services paid in form of common stock    122,500       11,500
     Provision for losses on loans            138,000       15,000
         receivable
     Minority interest in joint ventures'     (66,400)      27,700
        income (loss)

  Changes in assets and liabilities:
     Deposits held in escrow                   79,100       37,600
     Mortgages receivable                     354,700      836,000
     Condominium units                       (563,100)  (1,596,700)
     Prepaid expenses and other               107,800      (33,000)
     Accounts payable and accrued             484,900      196,000
        liabilities
     Due to condominium association           (22,000)      (7,500)
     Deposits on sales contracts               10,900      (81,400)
                                            ---------   ----------
Total adjustments                           1,228,500     (527,100)
                                            ---------   ----------
Cash (used-in) operating activities        $ (995,500)  $ (732,000)
                                           ==========   ==========

   Read the accompanying summary of significant accounting
                          policies
   and notes to consolidated financial statements, both of
                    which are an integral
       part of this consolidated financial statement.


           SUNVEST RESORTS, INC. AND SUBSIDIARIES
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           YEARS ENDED DECEMBER 31, 1999 AND 1998


Basis of accounting:
-------------------
SunVest Resorts, Inc. and Subsidiaries (the Company) prepares its financial statements in accordance with generally accepted accounting principles. This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

Principles of consolidation:
---------------------------
The  consolidated financial statements include the  accounts
of   SunVest  Resorts,  Inc.  and  all  subsidiaries.    All
significant inter-company balances and transactions have been eliminated in consolidation.

Management estimates:
--------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances.
Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from those estimates. Every effort is made to ensure the integrity of such estimates.

Fair value of financial instruments:
-----------------------------------
The carrying amounts of cash and equivalents, receivables (mortgage notes, trade, other and related parties), accounts payable, accrued liabilities and due to related parties approximate their fair values because of the short duration of these instruments.

Impairment of long-lived assets:
-------------------------------
Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable.

Revenue recognition:
-------------------

Condominiums:

The Company utilizes the full accrual method when all of the following conditions are met: (a) buyer/seller are bound by
contract,   consideration  exchanged  after   certain   down
payments and other continuing investments tests are met (not less than 10% of the sales price), financing is arranged and all conditions have been met by closing; (b) investment is
considered   adequate;  (c)  no  future   subordination   of
receivables  and  (d)  ownership  of  the  unit   has   been
transferred.   Gain  (revenue less related  costs)  is  then
recognized when the collectibility is reasonably assured, the process is substantially complete and the requisite rescission period has expired. The agreement provides that the condominium unit is collarteralized to its mortgage note, payable monthly with interest at 9.875% over a fifteen-
(15) year period.

Timeshare units:

Revenues on sales of timeshare interests are recognized using the full accrual method when a minimum of 10% of the sales price has been received in cash, the refund period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to the development related to the project. In cases where not all development has been completed, the Company recognizes revenue in accordance with the percentage of completion method of accounting. For those units sold, all development has been completed. When a unit is sold, the Company may finance a portion of the sales price with interest at eighteen percent (18.0%) for a seven- (7) year period. Maintenance fees on sold units are paid to an independent association of the unit owners. The sold units do not apply to a specific unit and the buyer retains a fee simple ownership of real estate. The timeshare unit owner has the right to use the type of unit acquired for a one-week period annually.

Rentals:

Revenues from rentals is recognized using the straight line method over the life of the lease.

Other information:

Profit is recognized on estimates of the average gross profit per unit within each resort property after the allocation of acquisition and development costs based upon average cost per unit. Estimated profits are deferred until sales meet the requirements for revenue recognition. Certain sales with receipts less than the minimum requisite of 10% are accounted for using the installment method, under which, gain is recognized as principal payments on the related notes are collected.

The sales price, less provisions for loan losses and cancellations (net of retained payments), is recorded as revenue and the estimated average cost of the resort condominium units and timeshare interest is charged against income in the year of revenue recognition. Estimated profits may be deferred until the sale meets the requirements for sales of real estate. All payments received prior to revenue recognition are accounted for as deposits on sales contracts. Installment notes receivable (resulting from sales) are deemed cancelled when a delinquency is greater than ninety days (90). If the cancellation occurs in the year of sale, revenue on those sales are reversed. If the cancellation occurs subsequent to a year end, the cancellation will be charged to the allowance for cancellation.

Cash and equivalents:
--------------------
The   Company   considers  all  highly  liquid   investments
purchased with original maturities of three months or less to be cash equivalents.

Real property:
-------------
Condominium units held for sale and other real property are stated at the lower of cost or market. Costs include the original acquisition, carrying costs capitalized during the development period and the cost of improvements.

Costs   incurred   for   the  timeshare   condominiums   are
capitalized and include costs of acquisition, renovation and carrying costs.

Income producing property retained by the Company is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over estimated useful lives of the assets. Estimated useful lives are as follows:

                                             Estimated
                                           Useful Lives
                                            (in years)
                                           ------------
     Land improvements                          15
     Buildings and improvements                 30
     Furniture, fixtures and equipment        5 - 10

The cost of the land, buildings and equipment was allocated from the original purchase price for that portion that is being retained by the Company.

Repairs and maintenance are charged to operations as incurred, and expenditures for significant betterments and
renewals   are  capitalized.   The  cost  of  property   and
equipment retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in operations.

Land held for future development:
--------------------------------
Land held for future development consists of undeveloped and partially developed land and is carried at the lower of cost or net realizable value.

Capitalized costs:
-----------------
Interest and real estate taxes incurred and applicable to property being developed are capitalized to the property.
These amounts are stated at cost not in excess of market value.

Amortization:
------------
Loan and organizational costs are being amortized using the straight-line method over a period not exceeding five (5) years. Deferred condominium conversion costs are amortized based upon the sale of condominium units and deferred management agreement costs are amortized over the terms of the agreements, not exceeding 15 years.

Advertising:
-----------
The Company expenses advertising costs incurred.

Income taxes:
------------
The Company files a consolidated tax return and adheres to the asset/liability approach for financial accounting and reporting for income taxes. Income tax expense is provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the bases of the balance sheet for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when they are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is provided on deferred tax assets when it is more likely than not that the asset will not be realized.

Per share amounts:
-----------------
Basic (loss) per share is calculated by dividing net (loss) by the weighted average number of common shares outstanding throughout the year. Diluted (loss) per share includes additional dilution from potential common stock, such as stock options and warrants. There were no stock options and warrants authorized, issued or outstanding for the current two (2) years.

Stock based compensation:
------------------------
The Company applies the intrinsic value method for accounting for stock based compensation described by Accounting Principles Bound Opinion No. 25, "Accounting for Stock Issued to Employees." Had the Company applied the fair value method described by the Statement of Financial Accounting Standards Board (SFAS) No. 123, "Accounting for Stock-Based Compensation," it would report the effect of compensation expense for stock based compensation as pro-forma effects on income and earnings per share, if material.

Accounting for transfer of financial asset:
------------------------------------------
Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standard provides for distinguishing transfers of financial assets that are sales from transfers that are collateralized borrowings. The standards would require that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair value. Implementation of the new standard does not have a material impact on the consolidated financial statements, as the book values of receivables approximate fair value.

Comprehensive income:
--------------------
The Company adapted Statement of Financial Accounting Standards Board (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and all changes in an enterprise's other comprehensive income including, among other things, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt equity securities. Comprehensive income and its components would be displayed in the consolidated statement of shareholders deficit. There were no differences between net (loss) and comprehensive income
(loss) for each year.

Segment reporting:
-----------------
The Company adapted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements, and requires that an enterprise report selected information about operating segments. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

Accounting Pronouncements:
-------------------------
The Financial Accounting Standards Board (FASB) has issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires Companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. The SFAS has no impact on the consolidated financial statements of the Company.

The American Institute of Certified Public Accountants (AICPA) has issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which provides guidance on accounting for the costs of developing computer software intended for internal use. The adoption is not expected to have a material impact on the Company's consolidated results of operations or financial position.

The AICPA issued SOP 98-5. "Reporting on the Costs of Start-Up Activities," which requires that costs incurred for start-up activities be expensed as incurred. The adoption not
expected   to  have  a  material  impact  on  the  Company's
consolidated financial statements.

The AICPA issued SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transaction" which amends SOP 97-2 and supersedes SOP 98-4. SOP 98-9 requires recognition of revenue using the "residual method" in a multiple-element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP 97-2, The adoption is not expected to have a material on the Company's consolidated financial statements.

Reclassification:
----------------
In order to facilitate the comparison of financial data, certain amounts reported in the prior periods have been reclassified to conform with the current year's reporting format.



           SUNVEST RESORTS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1999 AND 1998


1.  Organization and business:
    -------------------------
SunVest Resorts, Inc. (SunVest Delaware) was incorporated in the State of Delaware on March 5, 1985. Prior to August 2, 1996, SunVest Delaware had no active business operations. On July 16, 1996, SunVest Delaware's shareholders approved a proposal to acquire two Florida corporations, Colony Plaza Development, Inc. (Colony) and Cove Development, Inc.
(Cove), in exchange for shares of SunVest Delaware's common stock. The shareholders also approved the change in corporate name to Sunvest Resorts, Inc. and authorized capitalization to consist of 25,000,000 shares of common stock, $.02 par value per share.

SunVest Resorts, Inc. a Florida corporation was organized on August 2, 1996 under the laws of the State of Florida. SunVest and subsidiaries (the Company) purchases and converts hotel properties in or near tourist destinations and resort areas (resort properties) to condominiums. In addition, the Company develops, markets, operates and finances whole ownership interests (condominiums) and vacation ownership interests (timeshares) in condominiums in Company-owned resort properties. Condominiums are generally purchased as a second home or vacation getaway; whereas, timeshare units provide buyers with the exclusive right to use a condominium unit, typically for a one-week period of time each year.

SunVest Delaware issued 8,000,000 shares of its common stock, $.02 par value in exchange for all the outstanding common stock of Colony and Cove. On August 2, 1996, a wholly owned Florida subsidiary also named SunVest Resorts, Inc. was created and a merger was effected in order to change the Company's corporate domicile to Florida.

The Company's subsidiaries and percentage owned are as follows:

                                Percentage   State      Date of
         Company                  Owned    Organized  Organization    Ownership
-------------------------       ---------- ---------  ------------    ---------
Colony Plaza Development, Inc.    100%      Florida   April 11, 1995   Direct
Cove Development, Inc.            100%      Florida   July 20, 1995    Direct
Holiday Vacation Ventures, G.P.    66%      Florida   April 26, 1996  Indirect
Cove Vacation Ventures, G.P.      100%      Florida   April 26, 1996  Indirect
Lakeshore Club Development, L.C.  100%      Florida   June 21, 1999    Direct

The Company presently owns two resort properties, Colony Plaza Resort Condominium in Ocoee, Florida (302 units) which is owned by Colony, and Pirates Cove Resort Condominium in Daytona Beach Shores, Florida (174 units) which is owned by Cove. Each of the resort properties has been converted from a hotel into a resort condominium in which the Company sells condominium units. The Company and its assignees maintain an easement to the condominium property to facilitate hotel operations.

In June 1996, Colony sold ninety-four (94) whole interest condominium units to Holiday Vacation Ventures (HVV), a general partnership in which Colony had a 50% interest and subsequently increased to 66% (related party). HVV has since renovated and combined twenty-five (25) of the condominium units into thirteen (13) condominium units for sale as six hundred seventy-six (676) timeshare units and is actively marketing them. Through 1998, HVV sold back 47 of the remaining sixty-nine (69) condominium units to Colony leaving a balance of 22 units which may be sold as whole interests or renovated in the future into units for sale as timeshare units.

The Company, through Lakeshore Club Development, L.C. (Lakeshore LC) acquired Lakeshore Club Villas, a 500-unit 110-acre rental complex plus 420 acres of undeveloped adjoining land. The plan is to convert and market the units as a residential community and /or rental property. The undeveloped land (the Lightsey Parcel) has a development capacity for additional units and a golf course. (Read Note 2 of notes to consolidated financial statements).

Certain portions of the resort properties have been retained by the Company and are not being conveyed to the buyers of either whole interests or timeshare units or to the condominium associations. Retained portions consist of the resort property's recreational and commonly used facilities such as pools, parking areas, lobbies and restaurants which are contiguous to the condominium units. Owners and their guests will have rights of access and use of such facilities subject to certain terms and conditions. The condominium associations will be responsible for all costs associated with the maintenance and operations of such facilities. Cove has two parcels of land held for future development.

The cost of the property less amounts allocated to the various components of the property acquired are based in part upon appraisals by independent property appraisers at the time of purchase.

2.  Financial results, liquidity and strategic planning:
    ---------------------------------------------------
The Company has incurred a net loss of $2,224,000 and deficit cash flows from operations of $995,500 for the year ended December 31, 1999. From inception, the Company has reported net losses of $1,731,600, deficit cash flows from operations of $6,959,900 and as of December 31, 1999 has deficit equity of $2,943,400. To date, operating losses and cash flow deficits have been funded through borrowings (net of repayments) of approximately $14,299,600, of which approximately $4,544,400 have been from the principal shareholders and other related parties. Since, January 2000 the Company's management team has been developing a broad operational and financial restructuring plan. The plan is designed to sell income-producing properties, land held for future development and certain other assets in addition to the restructuring of operating costs and divestiture.

Despite its negative cash flow, the Company has been able to secure financing to support the operations of its subsidiaries to date based on credit support from the majority shareholders. Between December 31, 1999 and March 31, 2000 the Company has obtained additional financing for its subsidiaries through its principal shareholders and other related parties. In addition to the related party borrowings, the subsidiaries have drawn down all funds available from third party sources.

Going forward, significant amounts of additional cash will be needed to pay for the proposed business plan and to fund losses until the Company has reached profitable operations. Based on management's proposed plan, the Company estimates that at least $1,500,000 would be required to fund the
Company's operations through the end of 2000. In order to meet these shortfalls, in addition to the funding generated by the related parties the Company subsequently sold developer retained property and investment in land for approximately $1,450,000 resulting in a gain of approximately $1,055,000, both to an unrelated third party (both through Colony). Proceeds from the sales amounted to $275,000, were utilized to reduce bank debt ($100,000) and shareholders advances ($175,000). The balances due the Company of $1,175,000 bear interest at 7%, payable in full with accrued interest on the anniversary dates ranging between February and March 2001. The notes are collateralized by the property sold. In the opinion of management, the outstanding principle balance and the related interest will be fully collectible.

On March 24, 2000, the seller-mortgagee of the Lightsey Parcel informed Lakeshore LC its intention to foreclose on the Lightsey Parcel that is land held for future development. Management has yet to decide what action to take regarding the notice of foreclosure with respect to this non-recourse mortgage. If management determined that it is in the Company's best interest to convey the land back to the original seller then the mortgage note for $1,350,000 and land with a related cost basis of $1,350,000 will be eliminated. There will be no gain or loss as a result of the foreclosure.

In addition to the sales and foreclosure previously discussed, management has also placed on the market Lakeshore Club property itself, with an original cost of $5,408,000 and a basis of $10,037,600 with improvements and other capitalized costs. The Company had the property appraised on July 8, 1999. The appraisal report valued the property "as is" condition, in bulk to a single buyer at $8,000,000. The market value in "as renovated" condition, in bulk to a single buyer was $18,000,000. Debt on this property as of December 31, 1999 is approximately $6,566,000 to an unrelated party and an additional $2,900,000 to related parties. The debt does not include accrued interest of $43,500 as of December 31, 1999. Management has an asking price ranging between $10,000,000 to $15,000,000. The Company has had discussions with two (2) potential purchasers, one of whom has turned down the project after its due diligence. Management is still in preliminary discussions with the second party. No assurance can be given that the property can be sold to an independent third party.

No  assurances can be given that management's business plans
will   be   executed  as  discussed  or  that  the   funding
requirements would continue from the shareholders, related parties or other sources. The Company is continuing to seek
other  methods  to support its turnaround  efforts.   It  is
management's opinion that its current credit arrangements is sufficient to meet the cash flow requirements for the current year. It is management's opinion that it has under development a business plan that if successfully funded and executed, can significantly improve the financial condition
of  the  Company.   Read  Note 3 of  notes  to  consolidated
financial statements that discusses a potential merger, spin-offs and new business.

3.  Proposed merger and divestiture:
    -------------------------------
In March 2000, the Company entered into an Agreement and Plan of Merger with US Data Authority, Inc. (USDA), a privately held Florida corporation which was organized on January 15, 1999. USDA provides a range of bandwidth ("Internet") services and network management, primarily to business customers. USDA provides Internet access, co-location access and remote access on a high-speed digital network. USDA will also provide computer and network support services. USDA will act as a bridge between national and local providers and plans to offer competitively priced access across the whole nation at prices ranging 40% to 50% below the national average. USDA together with a national company, will offer routers and processor based servers which USDA has determined to be far easier to install and troubleshoot than other industry leaders.

Under the terms of the proposed merger, the Company will effect a 3.6:1 reverse stock split, which will reduce the outstanding shares of the Company from 9,000,000 shares to 2,500,000. The Company will also divest itself of its three
(3) direct operating subsidiaries (Cove, Colony and Lakeshore LC) by distributing their shares to the Company shareholders as a dividend. Then, under the Merger Agreement USDA would merge into the Company, with the USDA shareholders receiving 90% of the post merger equity of the Company. The transaction will be accounted for by the purchase method. Accordingly the purchase price will be allocated to the net assets acquired based on their estimated fair values. Should the merger occur, the Company would change its line of business to an internet service provider. The Company has filed an information statement in accordance with Rule 14F-1 of the Securities Act of 1934 pertaining to the anticipated designation of persons to the Board of Directors as a result of this Agreement and Plan of Merger. The Company expects the partial year earnings impact in the year 2000 to be neutral.

Unaudited financial information as of December 31,1999 and from inception (January 15, 1999) to December 31, 1999 of
USDA as provided to management is summarized as follows:

                  US Data Authority , Inc.
         Condensed Balance Sheet - December 31, 1999
                         (Unaudited)
                        (000 Omitted)

            Assets                    Liabilities and Equity
Current Assets:                  Current Liabilities
Cash and equivalents     $ 16      Accounts payable          $ 25
Accounts receivable       101      Current and deferred
Due from officers          46        Income taxes              38
                         ----                                ----
Total current assets      163        Total current
                                        liabilities            63

Furniture and equipment    50    Shareholder's equity:
                                   Common stock         5
Other assets               10      Retained earnings $155    160
                         ----                                ---
                         $223                               $223

                     US Data Authority, Inc.
                Condensed Statement of Operations
     From Inception (January 15, 1999) to December 31, 1999
                           (Unaudited)
                          (000 Omitted)
Sales                                                $  429
Cost of Sales                                           147
                                                     ------
                                                        282
Operating expenses
     Selling, general and administrative                 89
                                                     ------
Income before provision for income taxes                193
Provision for income taxes, current and deferrerd        38
                                                     ------
Net income                                           $  155
                                                     ======

Management of USDA does not consider its Company to be in the development stage, since it has commenced meaningful operations.

As indicated above, if the merger with USDA occurs, the Company will cause a divestiture (spin-off) of its subsidiaries (Cove, Colony and Lakeshore LC) as a dividend to its shareholders on a one for one basis, subject to approval of the Board of Directors. A spin off is the separation of one corporation into two or more corporations with the same shareholders owning the separate corporations directly. As a result of the spin-offs, the Company would reduce its net deficit to approximately $221,700 and effectively have no assets or liabilities. If the divestiture occurs, the consolidated financial results of the Company would be restated to reflect the divestitures.

The following pro forma information is provided to reflect the effect on shareholders deficit of the divestiture of the subsidiaries as if it had occurred on January 1, 2000:

                               As       Pro Forma        Pro Forma
                           originally  Adjustments    January 1, 2000
                            Reported
                           -----------------------    ---------------
Shareholders' equity
(deficit                   $   180,000 $        -      $    180,000
  Common stock
  Capital in excess of par     699,600          -           699,600
  Accumulated deficit       (3,823,000  2,721,700        (1,101,300)
                           -----------  ---------      ------------
                           $(2,943,400) 2,721,700      $   (221,700)
                           ===========  =========      ============

No assurances can be given that the management's plan of merger and divestiture would occur as planned.

4.  Concentration of credit risk:
    ----------------------------
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and equivalents, mortgage notes receivable and amounts due from related parties. During the year, the Company had deposits with financial institutions, which exceeded federally insured limits covered by the Federal Deposit Insurance Corporation and other agencies. Management regularly monitors their balances and attempts to keep this potential risk to a minimum by maintaining their accounts with financial institutions that they believe are of good quality.

The Company may have a concentration of credit risk with respect to mortgage notes receivable and amounts due from related parties. The Company has a large number of geographically dispersed customers on which it performs ongoing credit evaluations and has not experienced significant losses. The Company maintains an allowance for loan losses based upon the expected collectibility of all receivables. Therefore, no additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's mortgage notes and accounts receivable and to date have been within management's expectations.

5.  Mortgage notes receivable:
    -------------------------
The Company provides mortgage financing to its customers in connection with the sale of condominium and timeshare units. Such mortgages, which are collateralized by the unit or interest sold, bear interest at rates ranging from 9.50% to 18% a year and are payable in monthly installments over periods ranging from 2 to 15 years. Substantially all mortgage notes receivable are collateralized to the Company's borrowings of approximately $311,300. The Company reflects its mortgage notes receivable less an allowance for loan losses, discounts and deferred profit on installment sales.

During 1999, the Company sold, without recourse, mortgage notes receivable for approximately $591,400 after giving effect to a discount of $28,500. The discount on the sale of the mortgages was charged to operations. The Company utilized the proceeds from the sale of the mortgages to pay down financing notes of $510,300 and the balance ($52,600) was utilized as working capital.

Collections of mortgage notes receivable subsequent to December 31, 1999 after giving effect to the subsequent sale of mortgage notes are as follows:

                 Years Ending
                 December 31,                         Amount
                 ------------                        --------
                     2000                            $140,100
                     2001                             147,700
                     2002                             160,400
                     2003                             158,800
                     2004                              97,400
                  Thereafter                           83,000
                                                     --------
                                                      787,400
  Less allowance for loan losses and discount         184,000
                                                   ----------
                                                   $  603,400
                                                   ==========

6.  Details of financial statement components:
    -----------------------------------------

       Condominium units held for sale:

                                         1999
                          ----------------------------------
                                      Condominum  Timeshare
                            Total        Units       Units
                          ---------  -----------  ----------
Land                        $83,300     $81,200      $2,100
Buildings,
improvements,
  furniture and             811,800     791,100      20,700
equipment
Development costs         1,946,500   1,792,100     154,400
                         ----------  ----------    --------
                         $2,841,600  $2,664,400    $177,200
                         ==========  ==========    ========

                                        1998
                          ----------------------------------
                                    Condominium  Timeshare
                          Total        Units       Units
                          --------- ------------ -----------
Land                        $83,900     $48,000     $35,900
Buildings,
improvements,
  furniture and             762,700     416,700     346,000
equipment
Development costs           755,600     472,300     283,300
                         ----------    --------    --------
                         $1,602,200    $937,000    $665,200
                         ==========    ========    ========

All condominium units held for sale are collateralized to mortgage notes payable.

Condominium units under development:

                                       1999          1998
                                    ----------    ----------
Land                                   $73,100      $231,400
Buildings, improvements, furniture     749,700     2,372,200
and equipment
Development costs                      631,400       354,600
                                    ----------    ----------
                                    $1,454,200    $2,958,200
                                    ==========    ==========

Income producing property:
                                       1999           1998
                                    ----------    ----------
Land                                  $681,300      $578,500
Building                             3,939,700     2,684,200
Land improvements                       87,800        64,700
Building improvements                  827,800       461,100
Furniture and fixtures                 247,600        43,700
                                     ---------     ---------
                                     5,784,200     3,832,200
Less accumulated depreciation          286,200        84,400
                                    ----------    ----------
                                    $5,498,000    $3,747,800
                                    ==========    ==========

All income producing property is collateralized to mortgage notes payable.

Deferred costs:
Loan costs                            $402,300      $458,000
Conversion costs                        23,400        40,600
Leasing costs                           17,100        52,800
Organizational costs                       900           900
                                       -------       -------
                                       443,700       552,300
Less accumulated amortization          240,800       239,300
                                      --------      --------
                                      $202,900      $313,000
                                      ========      ========
Other:
Interest, mortgage receivable          $12,400       $31,600
Other receivables                       21,200        93,100
Prepaids and other assets               13,500        30,200
                                       -------      --------
                                       $47,100      $154,900
                                       =======      ========

7.   Notes and mortgages payable:
     ---------------------------
                                               1999         1998
Mortgage note, bank, interest at 2% above
the bank's prime lending rate (8.5%)
payable monthly, revolving principal
balance, matures June 3, 2000,
collateralized by real property and
assignment of Cove's rents, leases and
guaranteed by the Company's officers and
their spouses.                                $295,000    $317,200

Second mortgage note, related party,
controlled by the Company's principal
shareholders, interest at 18% until May
1, 1998, 12% after that date,
collateralized by real property.                    -     200,000

Financing note, bank, under a $1,000,000
revolving loan. Outstanding balance at
December 31, 1998 aggregates $204,000;
interest at 1% above the bank's prime
rate (8.5%); collateralzed by certain
mortgages receivable; principal is
payable from collections of specific
mortgages serviced by the bank at 80% of
the reduction of such mortgages; paid in
full January 4, 1999, from proceeds
derived from sales of mortgages.                   -     204,000

Financing note, bank, under a $1,200,000
credit facility to the Company and
certain affiliates, maturing June 2003,
interest at 8.75% payable monthly; joint
and several liability with affiliates and
collateralized by the Company's income
producing property and property of
certain affiliates.  Outstanding
principal at December 31, 1999,
aggregates $1,137,500 (which includes
affiliates).                                     599,200     621,600

Construction loan, bank, under a
$6,900,000 facility, interest at 1.5%
above bank's prime rate (1999, 8.5%;
1998,) 7.75%) payable monthly, matures
October 2001, collateralized by Lakeshore
property and guaranteed by the Company's
officers and their spouses; the loan is
evidenced by two notes (i) a $4,800,000
acquisition note and (ii) a $2,100,000
revolving construction loan; principal
reductions prior to maturity are payable
based upon sale of units                    6,566,000   4,800,000

Mortgage note, interest at 8% starting
April, 1999, payable monthly, thereafter
principal and interest of $27,400
starting May 2004. Collateralized by
Lakeshore (Lightsey Parcel) unimproved      1,350,000   1,350,000
land.

Mortgage note, related party, interest at
18% payable monthly, principal due at
maturity, July 2001; collateralized by land.  400,000           -

Second mortgage note, related party,
interest at 18% payable monthly, principal due
October 2001; collateralized by real property.
                                            2,500,000   2,500,000

Credit facility, financial institution
providing $2,500,000 to HVV to acquire certain
condominium units from Colony; $715,000
revolving loan to convert and renovate
condominium units for sale as timeshare
units and up to $7,500,000 for a
revolving  credit loan to finance
receivables generated by the sale of
timeshare units.  Outstanding balances at
December 31, 1999 and 1998 amount to
$233,700 and $835,400 respectively, under
the acquisition loan and $311,300 and
$470,000, respectively, under the
receivable loan.  Interest at the greater
of 10.75% a year or the prime rate (8.5%)
plus 3%.  Interest payable monthly, for
the revolving credit loan portion is
based on collections of the specific
mortgages generated through the sale of
timeshare units.  The outstanding principal on
the acquisition and renovation portion of
the facility is due on demand.  The
maturity date of the revolving credit
loan is June 30, 2000.
                                              545,000   1,305,400
                                          ----------- -----------
                                          $12,255,200 $11,298,200
                                          =========== ===========

  All outstanding mortgage notes and the acquisition portion of the credit facility are collateralized by real estate. Lines of credit and receivable loans are collateralized by specific mortgage receivable collateralized by real estate. Substantially all borrowings are guaranteed by certain principal shareholders and officers of the Company and their spouses. Certain principals of Colony's venture partner also guarantee the credit facility loan.

During 1999 and 1998, the Company incurred interest costs of $1,473,300 and $829,300, respectively, of which $229,700 and
$84,300, respectively, were capitalized.

Principal  payments due on the notes and  mortgages  payable for  the five years subsequent to December 31, 1999  are  as follows:
                Years
               Ending
             December 31,             Amount
             -----------             -------
                 2000           $      528,700
                 2001               10,150,700
                 2002                        -
                 2003                  225,800
                 2004                  150,500
              Thereafter             1,199,500
                                  ------------
                                  $ 12,255,200
                                  ============
8.   Income taxes:
     ------------
Components of the net deferred tax asset as reflected on the Compan y's consolidated balance sheets are as follows:

                                  1999              1998
                              --------------  --------------
Deferred tax assets:
Loan losses                   $       51,200   $     168,000
Net operating loss                 1,061,200         343,700
  carryforwards               --------------   -------------
                                   1,112,400         511,700
Less valuation allowance           1,112,400         280,200
                              --------------   -------------
Deferred tax asset                         -         231,500

Deferred tax liabilities,                  -               -
                              --------------   -------------
Deferred taxes, Net           $            -   $     231,500
                              ==============   =============

   The components of the provision for income tax expense (benefit) for the years ended December 31, 1999 and 1998 are as follows:

                                      1999           1998
                                 -------------   ------------
Deferred:
  Federal                        $     198,500   $   (122,600)
  State                                 33,000        (18,100)
                                 -------------   ------------
                                 $     231,500   $   (140,700)
                                 =============   ============

Income taxes (benefit) for the years ended December 31, 1999 and 1998 differ from that which would result from applying statutory tax rates primarily due to certain operating expenses, which are not tax deductible. The provision for income taxes is reconciled to the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

                                    1999          1998
                                 ----------    ----------
Provision at statuatory rate     $ (697,400)   $ (121,000)

State taxes, net of federal         (71,200)      (12,000)
  benefits

Valuation allowance                1,034,900            -

Graduated tax rates and others      (34,800)       (7,700)
                                  ---------    ----------
                                  $ 231,500    $ (140,700)
                                  =========    ==========
At December 31, 1999, the Company had available federal net operating loss carryforwards of approximately $2,579,000, which will generally expire between 2010 and 2014. If the divestiture, which was discussed in Note 2 of notes to consolidated financial statements, occurs then the net
operating  losses  would  inure  to  the  benefit   of   the
subsidiary companies. If that were to occur, the net operating loss carryforward of the Company would be approximately $1,101,300. The balance of the net operating loss carryforward is represented by the original unused carryforward of SunVest prior to 1995 ($696,800) and subsequent losses of $404,500. This net operating loss carryfoward expires in varying years to 2014. Prior management had provided a valuation allowance equal to any benefits since it is more likely than not that the benefits would not be realized.

Available evidence suggests that it is more likely than not that substantially all deferred tax assets will not be realized and accordingly a valuation allowance has been recorded to reduce the deferred tax assets to the amount that is more likely than not to be realized. Management has established a valuation allowance equal to net deferred tax assets on the net operating loss carryforward. Future changes in such a valuation would be included in the provision for deferred income taxes in the period of change.

9.   Transactions  with  related  parties,  commitments  and contingencies:
     ---------------------------------------------------------------------
In   1998,  the  Company  made  net  advances  amounting  to
approximately  $74,800 to companies owned and controlled  by
the    Company's   principal   shareholders   and   officers
("affiliated companies").  During 1999 the Company  received net  advances of $551,500.  Advances made and received  were unsecured.  Interest of 12% per annum was charged on  inter-
company  advances.   Interest incurred  by  the  Company  on
advances from affiliated companies amounted to approximately
$90,700  and $135,800 for the years ended December 31,  1999 and 1998, respectively.

The Company incurred interest expense of approximately $486,000 and $112,500 during 1999 and 1998, respectively, on mortgages held by limited partnerships in which the general partner is an affiliated company. The outstanding balances due under these second mortgages aggregated $2,900,000 and $2,500,000 at December 31, 1999 and 1998, respectively.

The   Company   received   unsecured   net   advances   from
shareholders aggregating $1,237,800 through 1999. The outstanding balance of such advances approximated $774,100 and $967,700 at December 31, 1999 and 1998. Interest of 12% per annum is charged on shareholder advances and during 1999 and 1998 the Company incurred interest expense of approximately $98,400 and $127,600, respectively, on such advances.

In 1999 and 1998, general and administrative expenses include approximately $143,000 and $229,000 respectively of overhead charged by an affiliated company. The affiliated company provided, among other services, the overall management, purchasing, accounting and record keeping functions for the Company, as well as its corporate office premises. During 1999 and 1998, centralized payroll and personnel services were provided to Colony, Cove and Lakeshore by another affiliated company. Management determines overhead charges.

A summary of transactions and/or balances with related parties is as follows:

                                      1999         1998
                                  ----------    ----------
Advances from shareholders        $  774,100    $  967,700
Due from related parties              59,500       335,000
Due to related parties             1,329,800     1,053,800
Mortgage payable                     400,000             -
Second mortgage payable            2,500,000     2,500,000
Interest expense                     576,700       423,400
General, administrative and
  marketing                          142,500       322,000
                                  ----------    ----------
                                  $5,782,600    $5,601,900
                                  ==========    ==========

In the opinion of management, the realization and payment of related party amounts would occur in the normal course of business.

Colony and Cove have each entered fifteen-year lease agreements with unrelated parties for management
("management companies") of their hotel and restaurant operations. The Colony agreement was entered on February 28, 1996 and the Cove agreement was entered on September 29, 1995. The management companies operate rental programs, which allow participating owners of whole interests to rent their condominium units to hotel guests. Additionally, the Company's unsold condominium and timeshare units are rented to transients by the management companies on a rotational basis. The lease agreements for Colony and Cove extend through February, 2011 and September 2010, respectively. The lease agreements provide that the Company will receive three percent of the management companies' revenue from hotel operations and five percent of restaurant revenues (as defined). Additionally, the management companies remit to the Company a percentage of the gross rental revenues earned on Company owned units (Colony-45% and Cove-50%). Read Note 2 of notes to consolidated financial statements related to subsequent sale of Colony's rental and restaurant operations.

Colony and Cove have recorded the Declarations of Condominium ("Declaration") with respect to the 302 units and 174 units converted to condominium effective March 4, 1996 and February 7, 1996, respectively. Cove pays its prorata share of the condominium associations' estimated operating budget on its unsold units in the same manner as other unit owners. The associations' shortfalls, together with maintenance assessments accrued on HVV's unsold timeshare units, aggregating approximately $714,000 for 1998, have been capitalized as a cost of condominium units held for sale. The Company estimates that no additional shortfall will be funded by Colony and that rental income will offset any additional maintenance assessments incurred by HVV.

At December 31, 1998, property improvement and development costs include amounts accrued for developer funded converter reserves (1998, $165,400), capitalized interest and taxes during the development stage (1998, $552,300) and the condominium associations' shortfalls (1998, $681,000). The Company has received approximately $22,500 of deposits on sales contracts for five (5) of the whole interest units representing an aggregate sales price of approximately $170,000. At December 31, 1999, HVV has received approximately $59,600 of deposits on 47 timeshare units of which 31 are non-cancelable sales contracts representing an aggregate sales price of approximately $111,000.

10.  Selected quarterly information (unaudited):
     ------------------------------------------
Sunvest Resorts, Inc. common stock is traded on the OTC Bulletin Board under the symbol SUNE. The following table sets forth the quarterly high and low sales prices for the periods indicated. The prices shown represent actual sales prices without retail markups, markdowns or commissions.

 Sale price of common stock:
                                    1999              1998
                             -----------------  ----------------
                                High     Low      High     Low
                             --------- -------  --------  ------
 First quarter, March 31,    $  2.50   $  .50    $ 2.00   $ 1.00
 Second quarter, Jnen 30,    $  3.00   $ 1.50    $ 3.625  $ 2.50
 Third quarter, Sept. 30,    $  2.875  $ 1.875   $ 2.00   $ 1.00
 Fourth quarter, Dec. 31,    $   1.50  $ 0.625   $ 4.25   $ 1.25


                        Exhibit 10.5

 Agreement and Plan of Merger by and among SunVest Resorts, Inc., US Data Authority, Inc. et al. Dated effective March
                          15, 2000.





                     AGREEMENT AND PLAN OF MERGER

                               by and among

                         SUNVEST RESORTS, INC.,
                         a Florida corporation,

                                  and

                         SUNVEST SHAREHOLDERS
                       (as hereinafter defined),

                                  and

                        US DATA AUTHORITY, INC.

                                  and

                           USDA Shareholders
                        (as hereinafter defined)

                                   and

                             Patricia Siegel

                                   and

                      Windspire Venture Capital LLC

                                TABLE OF CONTENTS


ARTICLE 1     THE MERGER...................................1
      1.1     The Merger...................................1
      1.2     Effective Time...............................1
      1.3     Conversion of Shares.........................1
      1.4     Articles of Incorporation....................2
      1.5     Bylaws.......................................2
      1.6     Approval by Shareholders.....................2
      1.7     Closing......................................2


       ARTICLE 2     REPRESENTATIONS AND WARRANTIES OF
              USDA AND THE USDA SHAREHOLDERS...............2
      2.1     Organization; Authority; Due Authorization...3
      2.2     No Conflict; No Required Consents............3
      2.3     Capitalization; Subsidiaries.................3
      2.4     Compliance with Laws; No Litigation..........3
      2.5     Licenses and Permits.........................3
      2.6     Intellectual Property........................3
      2.7     Financial Information........................4
      2.8     Tangible Personal Property...................4
      2.9     Real Property................................4
      2.10    Tax Returns and Payments.....................4
      2.11    Contracts....................................5
      2.12    Insurance....................................5
      2.13    Environmental Matters........................5
      2.14    Employee Relations...........................6
      2.15    Absence of Questionable Payments.............6
      2.16    Disclosure Statement.........................6
      2.17    Benefit Plans and ERISA......................7
      2.18    Customers and Vendors; Distributors and
              Representatives..............................7
      2.19    Brokers' Fees and Expenses...................8
      2.20    Absence of Material Changes..................8
      2.21    Certain Arrangements.........................9
      2.22    Year 2000 Compliance.........................9
      2.23    Full Disclosure..............................9

ARTICLE 3     REPRESENTATIONS AND WARRANTIES OF
              SUNVEST AND SUNVEST SHAREHOLDERS.............9
      3.1     Organization; Authority; Due Authorization...9
      3.2     No Conflict; No Required Consents...........10
      3.3     Capitalization; Subsidiaries; Other Assets
              and Liabilities.............................10
      3.4     Compliance with Laws; No Litigation.........10
      3.5     Licenses and Permits........................10
      3.6     Intellectual Property.......................11
      3.7     Financial Information.......................11
      3.8     Tangible Personal Property..................11
      3.9     Real Property...............................11
      3.10    Tax Returns and Payments....................11
      3.11    Contracts...................................12
      3.12    Insurance...................................13
      3.13    Environmental Matters.......................13
      3.14    Employee Relations..........................13
      3.15    Absence of Questionable Payments............14
      3.16    Benefit Plans...............................14
      3.17    Shares to be Delivered......................14
      3.18    Brokers' Fees and Expenses..................14
      3.19    Absence of Material Changes.................14
      3.20    Certain Arrangements........................15
      3.21    Year 2000 Compliance........................15
      3.22    Full Disclosure.............................15
      3.23    No Liability for Subsidiaries...............16


ARTICLE 4     COVENANTS OF USDA...........................16
      4.1     Conduct of Business Pending Merger..........17
      4.2     Access......................................17
      4.3     Press Releases..............................17
      4.4     USDA Business Plan and AT&T Contract........18
      4.5     Investment by Siegel and Windspire..........18


ARTICLE 5     COVENANTS OF SUNVEST........................18
      5.1     Conduct of Business Pending Merger..........18
      5.2     Access......................................20
      5.3     Specific Actions Before and at Closing......20
      5.4     Press Releases..............................20


ARTICLE 6     CONDITIONS PRECEDENT TO OBLIGATION OF
              SUNVEST TO CLOSE............................20
      6.1     Representations and Warranties True at
              Closing.....................................20
      6.2     Obligations Performed.......................20
      6.3     Closing Deliveries..........................21
      6.4     No Challenge................................21
      6.5     No Material Adverse Change..................21


ARTICLE 7     CONDITIONS PRECEDENT TO
              USDA'S OBLIGATIONS TO CLOSE.................21
      7.1     Representations and Warranties True at
              Closing.....................................21
      7.2     Obligations Performed.......................22
      7.3     Closing Deliveries..........................22
      7.4     No Challenge................................22
      7.5     No Material Adverse Change..................22


ARTICLE 8     TERMINATION.................................22
      8.1     Termination.................................22
      8.2     Effects of Termination......................22


ARTICLE 9     MISCELLANEOUS PROVISIONS....................23
      9.1     Survival....................................23
      9.2     Severability................................23
      9.3     Modification................................23
      9.4     Survival; Binding Agreement.................23
      9.5     Counterparts................................23
      9.6     Notices.....................................23
      9.7     Entire Agreement; No Third Party
              Beneficiaries...............................24
      9.8     Further Assurances..........................24
      9.9     Waivers.....................................24
      9.10    Assignment..................................24
      9.11    Headings....................................24
      9.12    Expenses....................................24


                              AGREEMENT AND PLAN OF MERGER

     This AGREEMENT AND PLAN OF MERGER (the "Agreement") dated as of March 15, 2000, is entered into by and among SunVest Resorts, Inc., a Florida corporation ("SunVest" or the "Surviving Corporation"), the holders of capital stock of SunVest whose names appear on the signature pages hereof (collectively the "SunVest Shareholders"), US Data Authority, Inc., a Florida corporation ("USDA"), the holders of the capital stock of USDA whose names appear on the signature page hereof (collectively the "USDA Shareholders"), Patricia Siegel, an individual resident of the State of New Jersey ("Siegel") and Windspire Venture Capital LLC, a New Jersey limited liability company ("Windspire").

                                      WITNESSETH:

     WHEREAS, the boards of directors of SunVest and USDA, respectively, and the USDA Shareholders, deem it in their best interests for USDA to merge with and into SunVest pursuant to the plan of merger contained herein (the
"Merger"); and

     WHEREAS, the Merger is intended to qualify as a tax-free reorganization under Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended (the "Code"); and

     WHEREAS, the parties hereto desire to set forth certain representations, warranties and covenants made by each to the others as an inducement to the consummation of the Merger and certain additional agreements related to the Merger; and

     WHEREAS, Siegel and Windspire have agreed to make an investment in USDA before and after the merger.

     NOW, THEREFORE, in consideration of the mutual representations, warranties and covenants herein contained and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:


                                         ARTICLE 1
                                        THE MERGER

     1.1     The Merger.  At the Effective Time (as
hereinafter defined), USDA shall be merged with and into SunVest in accordance with the applicable provisions of Florida law and the separate existence of USDA shall thereupon cease, and SunVest, as the surviving corporation in the Merger, shall continue its corporate existence in accordance with the Florida Business Corporation Act
("Florida Act").

     1.2 Effective Time. At the Closing (as hereinafter defined), SunVest shall cause the Merger to be consummated by filing with the Secretary of State of Florida appropriate articles of merger duly executed in accordance with this Agreement and the relevant law. The date and time at which such Articles of Merger are filed is referred to herein as the "Effective Time."

     1.3 Conversion of Shares. At the Effective Time, by virtue of the Merger and without any action on the part of the holder of any securities of SunVest or of USDA:

          (a) Each share of the capital stock of USDA, and all rights with respect thereto, shall be converted into shares of Common Stock, $.02 par value, of SunVest (the
"SunVest Shares") as follows:

               Total number of USDA shares capital stock issued and
                 outstanding: 4,500
               Number of SunVest Shares for each share of USDA's
                 capital stock: 4,500
               Total number of SunVest Shares issued in the Merger:
                 20,250,000

          (b)     Each SunVest Share, if any, held in
SunVest's treasury shall be canceled and retired without payment of any consideration therefor and shall cease to exist.

          (c) The total of 2,500,000 of SunVest Shares issued and outstanding immediately before the Closing Date shall remain issued, outstanding and unchanged after the Effective Time.

          (d)     Certificates representing the SunVest
Shares issued in the Merger shall bear the following legend:

          The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended, (the "Act") or any state securities laws (the
"State Acts"), and are restricted securities. The restricted securities have been acquired for the holder's own account and not with a view to distribute them.
Restricted securities must be held indefinitely and may not be sold or otherwise transferred unless they are subsequently registered under said Act and any applicable
State Acts or an exemption from such registration is available.

     1.4 Articles of Incorporation. The Articles of Incorporation of SunVest as in effect on the date hereof shall be in effect on the Closing Date and shall continue in full force and effect until further changed, altered or amended in the manner prescribed by the provisions of Florida law.

     1.5     Bylaws.  The Amended and Restated Bylaws of
SunVest as in effect on the date hereof shall be in effect on the Closing Date and shall continue in full force and effect until further changed, altered or amended in the manner prescribed by the applicable provisions of Florida law.

     1.6 Approval by Shareholders. The Merger has already been approved by the shareholders of USDA and is not subject to approval by the shareholders of SunVest under the provisions of the Florida Act.

     1.7 Closing. The closing of the transactions contemplated herein (the "Closing") shall take place on or before the fifth (5th) business day after the satisfaction of all of the conditions and contingencies contained herein, or on such other date as is mutually agreed upon by the parties hereto (such date to be herein referred to as the "Closing Date"). All computations, adjustments, and transfers for the purposes hereof shall be effective as of the close of business on the Closing Date.


                                  ARTICLE 2
                     REPRESENTATIONS AND WARRANTIES OF
                       USDA AND THE USDA SHAREHOLDERS

     USDA and the USDA Shareholders, jointly and severally, hereby represent and warrant to SunVest as follows, which representations and warranties shall be true and correct upon the date hereof and on the Closing Date:

     2.1 Organization; Authority; Due Authorization. USDA is a corporation duly organized and validly existing under the laws of the State of Florida and has all necessary corporate power and authority to own, lease and operate its properties and conduct its business as it is currently being conducted. USDA is duly qualified as a foreign corporation in all jurisdictions in which the conduct of its business or the ownership of its properties requires such qualification and the failure to qualify would be materially harmful to the business or financial condition thereof. USDA has full corporate power and authority to execute and deliver this Agreement and each of the other documents and instruments referenced in this Agreement to be executed and delivered by USDA (the "USDA Merger Documents") and to consummate the transactions contemplated hereby and thereby. This Agreement has been approved by the board of directors of USDA and by the shareholders of USDA. This Agreement and each of the USDA Merger Documents will constitute, when executed and delivered by USDA, a valid and binding obligation of USDA, in each case enforceable against USDA in accordance with its terms.

     2.2 No Conflict; No Required Consents. Except as shown on Schedule 2.2 attached hereto, the execution and delivery by USDA of this Agreement and the USDA Merger Documents and the consummation by USDA of the transactions contemplated hereby and thereby do not and will not (a) require the consent, approval or action of, or any filing or notice to, any corporation, firm, person or other entity or any public, governmental or judicial authority; (b) violate the terms of its Articles of Incorporation or Bylaws or the terms of any instrument, document or agreement to which USDA is a party, or by which USDA or the property of USDA is bound, or be in conflict with, result in a breach of or constitute (upon the giving of notice or lapse of time, or both) a default under any such instrument, document or agreement, or result in the creation of any lien upon any of the property or assets of USDA; or (c) violate any order, writ, injunction, decree, judgment, ruling, law or regulation of any federal, state, county, municipal, or foreign court or governmental authority applicable to USDA or the business or assets of USDA.

     2.3 Capitalization; Subsidiaries. The authorized capital of USDA consists of 7,500 shares of common stock, par value $1.00 per share, of which 4.500 are issued and outstanding. All of the issued and outstanding shares are validly issued, fully paid and non-assessable and were issued in compliance with the Securities Act of 1933. Except as shown on Schedule 2.3 attached hereto and Windspire's right to acquire 500 shares of USDA common stock pursuant to the arrangement described in Section 4.5 hereof, USDA has no convertible securities, options, warrants, or other contracts, commitments, agreements, understandings, arrangements or restrictions by which it is bound to issue any additional shares of common stock or other securities except as provided in this Agreement and its shareholders do not have preemptive rights. Schedule 2.3 also sets forth the names of all corporations, partnerships, joint ventures, limited liability companies or other entities in which USDA owns, directly or indirectly, any equity interest (individually, a "USDA Subsidiary," and collectively, the "USDA Subsidiaries") and sets forth the amount of such equity interest.

     2.4 Compliance with Laws; No Litigation. USDA is in compliance with all applicable laws, orders, rules and regulations of all governmental bodies and agencies. Except as set forth on Schedule 2.4 attached hereto, there is no action, proceeding or investigation pending or, to USDA's or the USDA Shareholders' knowledge, threatened against or involving or relating to USDA's assets or the operation of its business, nor is there any action or proceeding pending or threatened before any court, tribunal or governmental body seeking to restrain or prohibit or to obtain damages or other relief in connection with the consummation of the transactions contemplated by this Agreement and the USDA Merger Documents, or which might materially and adversely affect USDA's business, assets, or ability to consummate the transactions contemplated by this Agreement and the USDA Merger Documents. USDA is not subject to any judgment, order or decree entered in any lawsuit or proceeding relating to any of its assets or the operation of its business.

     2.5     Licenses and Permits.  Except as listed on
Schedule 2.5 attached hereto, USDA does not hold any license, permit, concession, grant, franchise, approval, certificate, accreditation or authorization (collectively "Licenses and Permits"). None of such Licenses and Permits is subject to any restriction or condition which would limit the full operation of business by the Surviving Corporation after the Merger. USDA has not received notice of any violations in respect of any such License and Permit and no proceeding is pending or, to its or the USDA Shareholders' knowledge, is threatened, which seeks revocation or limitation of any such License and Permit.

     2.6     Intellectual Property.  Except as listed on
Schedule 2.6 attached hereto, USDA does not use any trademark, service mark, trade name, copyright, proprietary software or other material intangible property (collectively "Intellectual Property"). No claims have been asserted and no claims are pending or, to its or the USDA Shareholders' knowledge, threatened by any person or entity, to the use of any such Intellectual Property or challenging or questioning the validity or effectiveness of any state or federal registration of the Intellectual Property and neither USDA nor the USDA Shareholders knows of any basis for such claim.

     2.7     Financial Information.

          (a)     USDA shall have delivered to SunVest a
copy of an audited balance sheet and income statement for the period ending December 31, 1999, and shall have delivered its unaudited balance sheet and income statement for the period ending February 29, 2000 (the "USDA
Financials").

          (b) The USDA Financials (including any related schedules and/or notes), have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved, show all liabilities, direct and contingent, required at the time of preparation to be shown in accordance with such principles and fairly present the financial position and results of operations of USDA as of the date thereof and for the period indicated.

          (c)     Except as set forth on Schedule 2.7
attached hereto, USDA has no liability or obligation
(absolute, accrued, contingent or otherwise), including any guaranty with respect to any obligation, except (i) such liabilities or obligations as are fully reflected or reserved against in the USDA Financials; (ii) such liabilities or obligations which are disclosed in any schedule to this Agreement or otherwise in writing to the other parties hereto or which are not material or otherwise are not required to be so disclosed, and (iii) such liabilities or obligations as have been incurred in the ordinary course of business, consistent with past practice since December 31, 1999.

     2.8 Tangible Personal Property. Except as listed on Schedule 2.8 attached hereto, USDA does not own or lease any tangible personal property. As of the Closing Date, all of USDA's tangible personal property will be free and clear of any liens, pledges, encumbrances, claims or similar rights of third parties. All of the tangible personal property owned by USDA and all of the leased tangible personal property listed in Schedule 2.8 is in good operating condition, subject to ordinary wear and tear.

     2.9     Real Property.

          (a)     Except as listed on Schedule 2.9(a)
attached hereto, USDA does not own or lease, has not agreed to lease or has an obligation to lease any real property
(including any improvements thereon) (hereinafter referred to as "USDA's Real Property").

          (b) On the Closing Date the USDA Real Property will be free and clear of any and all liens, pledges, encumbrances, claims, leases, licenses, occupants or tenants or similar rights of third parties, except as set forth on
Schedule 2.9(b) attached hereto. There are no pending or, to USDA's or the USDA Shareholders' knowledge, threatened condemnation, eminent domain or similar proceedings or litigation or other proceedings affecting the USDA Real Property or any portion or portions thereof. To the knowledge of USDA or the USDA Shareholders, there are no pending or threatened requests, applications or proceedings to alter or restrict any zoning or other use restrictions applicable to the USDA Real Property that would interfere with the conduct of the business of USDA or the use of its assets consistent with past practice, which interference would have a material adverse effect on its business.

     2.10 Tax Returns and Payments. All federal, state and local income, franchise, sales, use, payroll, excise, business and license tax returns of USDA required by law (after taking into account lawful extensions) to be filed on or before the Closing Date have been or will be timely filed and USDA has paid or will pay all taxes, including federal, state or local income, franchise, sales, use, payroll, excise, business and license taxes and any penalties and interest or other charges applicable thereto ("Taxes") as shown on such returns and which were due prior to the Closing Date. No audit of the taxes of USDA is currently in progress or has, to USDA's or the USDA Shareholders' knowledge, been scheduled. Also (except as disclosed in Schedule 2.10):

          (a) No property of USDA is property that it is or will be required to treat as owned for tax purposes by another person, or is "tax-exempt use property" as defined in Code section 168(h);

          (b) USDA has not agreed to or been required to make any adjustment pursuant to Code section 481(a) by reason of any change in accounting method initiated by it; the Internal Revenue Service has not proposed any such adjustment or change in accounting method; and USDA does not have any application pending with any taxing authority requesting permission for any change in accounting method.

          (c)     USDA has not been a United States real
property holding corporation as defined in Code section
897(c)(2) during the applicable period specified in Code
section 897(c)(1)(A)(ii);

          (d)     USDA has not made any payments, is
obligated to make any payments, or is a party to any agreement that under certain circumstances could obligate it to make any payments that will not be deductible under Code section 280G;

          (e)     USDA has not filed any consent under Code
section 341(f);

          (f) USDA has never been (i) a member of an affiliated, consolidated, unitary or combined group filing a consolidated, unitary or combined tax return or (ii) a party to any tax allocation, sharing or reimbursement agreement or arrangement;

          (g) USDA has no liability for the taxes of any persons under Treas. Reg. 1.1502-6 (or any similar provision of state, local or foreign law), as a transferee or successor, by contract or otherwise;

          (h) USDA is not an obligor on, and none of its assets has been financed directly or indirectly by, any tax-exempt bonds;

          (i) USDA has not executed, become subject to, or entered into any closing agreement pursuant to Code section 7121 or any predecessor provision thereof or any similar provision of state, local or foreign law;

          (j)     USDA does not have pending any ruling
requests with any taxing authority; and

          (k) USDA has disclosed on its federal income tax returns all positions taken therein that, to the knowledge of USDA or the USDA Shareholders could give rise to a substantial understatement of federal income tax within the meaning of Code section 6662.

     2.11 Contracts. Schedule 2.11 attached hereto sets forth a true and complete list of all contracts to which USDA is a party or to which USDA's assets are subject or bound which contemplate an annual payment of at least $10,000. Except as shown on Schedule 2.11, all such contracts are valid, legally binding and enforceable against the parties thereto and neither USDA nor any other party to any of the contracts is in breach of, or in default under, any of the contracts and, to the knowledge of USDA or the USDA Shareholders, no event has occurred which, with the notice or lapse of time, or both, would constitute a default by USDA or any other party to any of the contracts.

     2.12 Insurance. Schedule 2.12 lists all of the insurance policies maintained by USDA, which schedule includes the name of the insurance company, the policy number, a description of the type of insurance covered by such policy, the dollar limit of the policy, and the annual premiums for such policy. USDA will maintain or cause to be maintained such insurance policies in full force and effect through the Closing Date.

     2.13     Environmental Matters.

          (a)     To USDA's or the USDA Shareholders'
knowledge, except as disclosed on Schedule 2.13, there is no Hazardous Material within, under, originating from or relating to any of USDA's Real Property.

          (b) Neither USDA nor any of its predecessors in interest has received any notice, or request for information issued, promulgated, approved or entered under any Environmental Law.

          (c) USDA possesses and is in compliance in all material respects with all permits, licenses, certificates, franchises and other authorizations relating to the Environmental Laws necessary to conduct it business or required by environmental regulations.

          (d) USDA has not, during the past five years, been subject to any civil, criminal or administrative action, suit, claim, hearing, notice of violation, investigation, inquiry or proceeding for failure to comply with, or received notice of any violation or potential liability under the Environmental Laws, nor are USDA or USDA Shareholders aware of any information, whether or not confirmed or reported, which could give rise to any such potential liability.

          (e)     No real property, site or facility (as
defined in CERCLA, 42 U.S.C. 9601(9)) owned or operated by USDA is, to the knowledge of USDA or the USDA Shareholders,
(i) listed or proposed for listing on the National Priority
List or (ii) listed on CERCLIS promulgated pursuant to CERCLA, or any comparable list maintained by any foreign, state or local government authority.

          (f) There are and were no underground storage tanks owned or operated by USDA.

          (g)     To the knowledge of USDA or the USDA
Shareholders, there are and were no PCBs in or at any USDA's Real Property or, to the knowledge of USDA or the USDA Shareholders, their prior use, handling, storage, transport or disposal of PCBs has been in compliance with all Environmental Laws.

          (h)     To the knowledge of USDA or the USDA
Shareholders, there is no friable asbestos or asbestos containing materials on or in any of USDA's Real Property and to USDA's or the USDA Shareholders' knowledge, such USDA Real Property complies with the Environmental Laws including but not limited to, Occupational Safety and Health Act regulations with respect to ambient air exposure to asbestos.

          (i)     USDA has not, by contract, agreed to
assume the liability of any other person or entity pursuant to any of the Environmental Laws.

     2.14     Employee Relations.  Except as set forth on
Schedule 2.14 attached hereto to the best knowledge of USDA and the USDA Shareholders, (a) USDA is in compliance in all material respects with all applicable laws respecting employment and employment practices and terms and conditions of employment and wages and hours, including but not limited to those respecting wrongful termination or harassment; and
(b) there is no unfair labor practice charge or complaint against or threatened against USDA .

     2.15 Absence of Questionable Payments. To the knowledge of USDA or the USDA Shareholders, neither USDA nor any director, officer, agent, employee or other person acting on any of its behalf has (i) used any corporate or other funds for unlawful contributions, payments, gifts or entertainment, or made any unlawful expenditures relating to political activity to government officials or others or established or maintained any unlawful or unrecorded funds in violation of Section 30A of the Exchange Act of 1934, as amended, or any other applicable foreign, federal or state law; or (ii) accepted or received any unlawful contributions, payments, expenditures or gifts.

     2.16 Disclosure Statement. The information concerning USDA and the USDA Subsidiaries contained in the SunVest Disclosure Statement referred to in Section 5.3(b) hereof shall not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading.

     2.17     Benefit Plans and ERISA.

          (a) Schedule 2.7 attached hereto sets forth a true and complete list of each "employee benefit plan" (as defined by Section 3(3) of the Employee Retirement Income
Security Act of 1974, as amended ("ERISA")), and any other bonus, profit sharing, pension, compensation, deferred compensation, stock option, stock purchase, fringe benefit, severance, post-retirement, scholarship, disability, sick leave, vacation, individual employment, commission, bonus, or other plan, agreement, policy, trust fund or arrangement
(each such plan, agreement, policy, trust fund or arrangement is referred to herein as an "Employee Benefit
Plan," and collectively, the "Employee Benefit Plans") that is currently in effect for USDA. USDA has delivered to SunVest, with respect to each Employee Benefit Plan, true and complete copies of the documents embodying and relating to the Employee Benefit Plan, annual reports for the last three years for the Employee Benefit Plan and any related trust, actuarial valuation reports and financial statements for the last three years and each communication involving the Employee Benefit Plan or any related trust to or from the Internal Revenue Service ("IRS"), Department of Labor
("DOL"), Pension Benefit Guaranty Corporation ("PBGC") or any other governmental authority.

          (b)     With respect to each Employee Benefit
Plan, to the knowledge of USDA and the USDA Shareholders, and except as otherwise set forth on Schedule 2.17:

               (i)     all payments required by the Employee
Benefit Plan with respect to all periods through the date hereof have been made;

               (ii)     there are no violations of or
failures to comply with ERISA and the Code with respect to the filing of applicable reports, documents and notices;

               (iii)     no claim, lawsuit, arbitration or
other action has been asserted or instituted or threatened in writing against the Employee Benefit Plan or any trustee or fiduciary thereof;

               (iv)     the Employee Benefit Plan is not
under an audit or investigation by the IRS or the DOL or any other governmental authority and no such completed audit, if any, has resulted in the imposition of any tax, interest or penalty; and

               (v)     the Employee Benefit Plan may be
unilaterally amended or terminated on no more than 90 days notice.

     2.18     Customers and Vendors; Distributors and
Representatives.

          (a)     Schedule 2.18(a) attached hereto sets
forth a list of the 10 largest (by dollar volume) customers and vendors of USDA during the most recent 12-month period, indicating the existing contractual arrangements, if any, with each such customer or vendor. Except as set forth in
Schedule 2.18(a) there are no outstanding disputes with any customer or vendor listed thereon and no customer or vendor listed thereof has ceased to do business with USDA or has stated its intention to cease to do business with USDA.

          (b)     Schedule 2.18(b) attached hereto sets
forth a correct and complete list of the 20 largest (by dollar volume) distributors, representatives and agents for the sale of the products of USDA during the most recent 12-month period and all distributors, representatives and agents to whom USDA has given any exclusive rights with respect to territories or products. Except as set forth in
Schedule 2.18(b), there has been no termination of any such distributor, representative or agent nor, to the knowledge of USDA, has any such distributor, representative or agent stated any intention to terminate or materially change the terms of its relationship with USDA.

          (c) Except as disclosed in Schedule 2.18(c), none of the officers, directors or shareholders of USDA or members of their immediate families residing in the same household owns, directly or indirectly, individually or collectively, any interest in any corporation, partnership, proprietorship, limited liability company, firm or association which (i) is a competitor or potential competitor of USDA, or (ii) is a customer or supplier of USDA, provided that this paragraph shall not apply to ownership of less than five percent of a company whose shares are publicly traded.

     2.19 Brokers' Fees and Expenses. Neither USDA nor the USDA Shareholders has retained or utilized the services of any broker, finder, or intermediary, or paid or agreed to pay any fee or commission to any other person or entity for or on account of the transactions contemplated hereby, or had any communications with any person or entity that would obligate SunVest or USDA to pay any such fees or commissions.

     2.20 Absence of Material Changes. Except as set forth in Schedule 2.20 attached hereto, from December 31, 1999, to the date of this Agreement:

          (a)     there has not been any material adverse
change in the condition (financial or otherwise) of the business, the liabilities or the assets of USDA;

          (b) there has been no material adverse change in USDA's relations with, nor has USDA lost (or received notice that it is about to lose) any customers, distributors or suppliers with which USDA has significant business relations;

          (c)     USDA has operated its business in the
ordinary course and has not sold, assigned, or transferred any of its assets, except in the ordinary course of its business consistent with past practice;

          (d) USDA has not made any material changes in the customary methods of operation of its business, including practices and policies relating to purchasing, marketing or selling; and

          (e)     USDA did not:

               (i)     incur any indebtedness or other
liabilities (whether absolute, accrued, contingent or otherwise) or guarantee any such indebtedness, except in the usual and ordinary course of its business, consistent with past practice;

               (ii)     suffer any damage, destruction or
loss of tangible assets, whether or not covered by insurance, in excess of $50,000;

               (iii)     pay, discharge or satisfy any
claims, liabilities or obligations (whether absolute, accrued, contingent or otherwise) except in each case in the ordinary course of business;

               (iv)     cancel any debts or waive any claims
or rights of substantial value, except in each case in the ordinary course of business;

               (v)     permit any material insurance policy
to be canceled or terminated;

               (vi)     pledge or permit the imposition of
any lien on or sell, assign, transfer or otherwise dispose of any of their tangible assets, except the sale of inventory in the ordinary course of business;

               (vii)     sell, assign or otherwise transfer
any Intellectual Property;

               (viii)     make any change in any method of
accounting or principle of practice;

               (ix)     write up or down the value of
inventory or determine as collectible any notes or accounts receivable that were previously considered to be uncollectible, except for write-ups or write-downs and other determinations in the ordinary course of business and consistent with past practice;

               (x)     grant any general increase in the
compensation payable or to become payable to its officers or employees (including any such increase pursuant to any Employee Benefit Plan) or any special increase in the compensation payable or to become payable to any officer or employee, except for (A) normal merit and cost of living increases in the ordinary course of business and in accordance with past practice and (B) increases pursuant to collective bargaining agreements;

               (xi)     make any loans which in the
aggregate exceed $5,000 to any employee or make any loans to any shareholder, officer or director; or

               (xii)     make any commitments for capital
expenditures in excess of $10,000 in the aggregate.

     2.21     Certain Arrangements.  Except as set forth in
Schedule 2.21 attached hereto, there are no material transactions between USDA and any shareholder, director, officer, employee, or other affiliate of USDA which are in effect as of the date of this Agreement or that will continue beyond the Closing Date.

     2.22     Year 2000 Compliance.  Except as set forth on
Schedule 2.22 attached hereto, the USDA proprietary software and accompanying documentation is Year 2000 Compliant in all material respects. The term "Year 2000 Compliant" shall mean:

          (a) the functions, calculations and other computer processes (collectively, "Processes") of USDA's proprietary software perform on or after January 1, 2000, in a manner substantially the same as the manner in which such Processes performed prior to January 1, 2000, regardless of the date in time on which the Processes are actually performed and regardless of the date of input to USDA's proprietary software, whether before, on or after January 1, 2000, and whether or not the dates are affected by leap years;

          (b)     USDA's proprietary software accepts,
calculates, compares, sorts, extracts, sequences and otherwise processes data inputs and date values, returns and displays date values in a consistent manner regardless of the dates used, whether before, on or after January 1, 2000;

          (c)     USDA's proprietary software will accept
and respond to year data input in a manner that resolves any ambiguities as to the century in a defined, predetermined and appropriate manner; and

          (d)     USDA's proprietary software stores and
displays data information in ways that are unambiguous as to the determination of the century.

     2.23     Full Disclosure.  The statements,
representations and warranties made by USDA or the USDA Shareholders in this Agreement and in the Schedules attached hereto do not contain any untrue statement of a material fact or omit to state a material fact known to USDA or the USDA Shareholders necessary to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading.


                             ARTICLE 3
                REPRESENTATIONS AND WARRANTIES OF
                  SUNVEST AND SUNVEST SHAREHOLDERS

     SunVest and the SunVest Shareholders, jointly and severally, hereby represent and warrant to USDA as follows, which representations and warranties shall be true and correct upon the date hereof and on the Closing Date:

     3.1 Organization; Authority; Due Authorization. SunVest is a corporation duly organized and validly existing under the laws of the State of Florida and has all necessary corporate power and authority to own, lease and operate its properties and conduct its business as it is currently being conducted. SunVest is duly qualified as a foreign corporation in all jurisdictions in which the conduct of its business or the ownership of its properties requires such qualification and the failure to qualify would be materially harmful to the business or financial condition thereof. SunVest has full corporate power and authority to execute and deliver this Agreement and each of the other documents and instruments referenced in this Agreement to be executed and delivered by SunVest (the "SunVest Merger Documents") and to consummate the transactions contemplated hereby and thereby. This Agreement has been approved by the board of directors of SunVest. This Agreement and each of the SunVest Merger Documents will constitute, when executed and delivered by SunVest, a valid and binding obligation of SunVest, in each case enforceable against SunVest in accordance with its terms.

     3.2 No Conflict; No Required Consents. Except as shown on Schedule 3.2 attached hereto, the execution and delivery by SunVest of this Agreement and the SunVest Merger Documents and the consummation by SunVest of the transactions contemplated hereby and thereby do not and will not (a) require the consent, approval or action of, or any filing or notice to, any corporation, firm, person or other entity or any public, governmental or judicial authority;
(b) violate the terms of its Articles of Incorporation or Bylaws or the terms of any instrument, document or agreement to which SunVest is a party, or by which SunVest or the property of SunVest is bound, or be in conflict with, result in a breach of or constitute (upon the giving of notice or lapse of time, or both) a default under any such instrument, document or agreement, or result in the creation of any lien upon any of the property or assets of SunVest; or (c) violate any order, writ, injunction, decree, judgment, ruling, law or regulation of any federal, state, county, municipal, or foreign court or governmental authority applicable to SunVest or the business or assets of SunVest.

     3.3 Capitalization; Subsidiaries; Other Assets and Liabilities. The authorized capital of SunVest consists of 25,000,000 shares of common stock, par value $.02 per share, of which 9,000,000 shares are issued and outstanding and all of which are validly issued, fully paid and nonassessable and were issued in compliance with the Securities Act of 1933. Except as shown on Schedule 3.3 attached hereto, SunVest has no convertible securities, options, warrants, or other contracts, commitments, agreements, understandings, arrangements or restrictions by which it is bound to issue any additional shares of common stock or other securities except as provided in this Agreement and its shareholders do not have preemptive rights. Schedule 3.3 also sets forth all known beneficial owners of more than 5% of the outstanding SunVest Shares and all corporations, partnerships, joint ventures, limited liability companies or other entities in which SunVest owns, directly or indirectly, any equity interest (individually, a "SunVest Subsidiary", and collectively, the "SunVest Subsidiaries")and setting forth the amount of such equity interest. Except for ownership of the SunVest Subsidiaries, SunVest has no other assets and liabilities and, following the distribution of the equity interests of the SunVest Subsidiaries described in Section 5.3(b) hereof, SunVest will have no assets or liabilities.

     3.4 Compliance with Laws; No Litigation. SunVest is in compliance with all applicable laws, orders, rules and regulations of all governmental bodies and agencies. Except as set forth on Schedule 3.4 attached hereto, there is no action, proceeding or investigation pending or, to SunVest's or the SunVest Shareholders' knowledge, threatened against or involving or relating to SunVest's assets or the operation of its business, nor is there any action or proceeding pending or threatened before any court, tribunal or governmental body seeking to restrain or prohibit or to obtain damages or other relief in connection with the consummation of the transactions contemplated by this Agreement and the SunVest Merger Documents, or which might materially and adversely affect SunVest's business, assets, or ability to consummate the transactions contemplated by this Agreement and the SunVest Merger Documents. SunVest is not subject to any judgment, order or decree entered in any lawsuit or proceeding relating to any of its assets or the operation of its business.

     3.5     Licenses and Permits.  Except as listed on
Schedule 3.5 attached hereto, SunVest does not hold any Licenses and Permits. None of such Licenses and Permits is subject to any restriction or condition which would limit the full operation of business by the Surviving Corporation after the Merger. SunVest has not received notice of any violations in respect of any such License and Permit and no proceeding is pending or, to its or the SunVest
Shareholders' knowledge, is threatened, which seeks revocation or limitation of any such License and Permit.

     3.6     Intellectual Property. Except as listed on
Schedule 3.6 attached hereto, SunVest does not use any Intellectual Property. No claims have been asserted and no claims are pending or, to its or the SunVest Shareholders' knowledge, threatened by any person or entity, to the use of any such Intellectual Property or challenging or questioning the validity or effectiveness of any state or federal registration of the Intellectual Property and neither SunVest nor the SunVest Shareholders know of any basis for such claim.

     3.7     Financial Information.

          (a)     SunVest shall have delivered to USDA
copies of audited consolidated balance sheets as of December 31, 1998 and December 31, 1999, and consolidated statements of income, cash flow and shareholders' equity for the fiscal years ending December 31, 1998 and December 31, 1999, and shall have delivered its unaudited consolidated balance sheet and consolidated statement of income for the period ending February 29, 2000 (the "SunVest Financials").

          (b) The SunVest Financials (including any related schedules and/or notes), have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved, show all liabilities, direct and contingent, required at the time of preparation to be shown in accordance with such principles and fairly present the financial position and results of operations of SunVest and the SunVest Subsidiaries as of the date thereof and for the period indicated.

          (c)     Except as set forth on Schedule 3.7
attached hereto, neither SunVest nor any SunVest Subsidiary has any liability or obligation (absolute, accrued, contingent or otherwise), including any guaranty with respect to any obligation, except (i) such liabilities or obligations as are fully reflected or reserved against in the SunVest Financials; (ii) such liabilities or obligations which are disclosed in any Schedule to this Agreement or otherwise in writing to the other parties hereto or which are not material or otherwise are not required to be so disclosed, and (iii) such liabilities or obligations as have been incurred in the ordinary course of business, consistent with past practice since December 31, 1999.

     3.8     Tangible Personal Property. Except as listed on
Schedule 3.8 attached hereto, SunVest does not own or lease any tangible personal property. As of the Closing Date, all of SunVest's tangible personal property will be free and clear of any liens, pledges, encumbrances, claims or similar rights of third parties. All of the tangible personal property owned by SunVest and all of the leased tangible personal property listed in Schedule 3.8 is in good operating condition, subject to ordinary wear and tear.

     3.9     Real Property.

          (a) Except as listed on Schedule 3.9 attached hereto, SunVest does not own, lease, nor has SunVest agreed to lease or has an obligation to lease any real property
(including any improvements thereon) (hereinafter referred to as "SunVest Real Property").

          (b) On the Closing Date, the SunVest Real Property will be free and clear of any and all liens, pledges, encumbrances, claims, leases, licenses, occupants or tenants or similar rights of third parties, except as set forth on Schedule 3.9 attached hereto. There are no pending or, or the SunVest's or the SunVest Shareholders' knowledge, threatened condemnation, eminent domain or similar proceedings or litigation or other proceedings affecting the SunVest Real Property or any portion or portions thereof. To the knowledge of SunVest or the SunVest Shareholders, there are no pending or threatened requests, applications or proceedings to alter or restrict any zoning or other use restrictions applicable to the SunVest Real Property that would interfere with the conduct of the business of SunVest or the use of its assets consistent with past practice, which interference would have a material adverse effect on its business.

     3.10 Tax Returns and Payments. All federal, state and local income, franchise, sales, use, payroll, excise, business and license tax returns of SunVest and each SunVest Subsidiary required by law (after taking into account lawful extensions) to be filed on or before the Closing Date have been or will be timely filed and SunVest and each SunVest Subsidiary has paid or will pay all taxes, including federal, state or local income, franchise, sales, use, payroll, excise, business and license taxes and any penalties and interest or other charges applicable thereto ("Taxes") as shown on such returns and which were due prior to the Closing Date. No audit of the taxes of SunVest and each SunVest Subsidiary is currently in progress or has, to SunVest's or the SunVest Shareholders' knowledge, been scheduled. Also (except as disclosed in Schedule 3.10):

          (a) No property of SunVest or any SunVest Subsidiary is property that it is or will be required to treat as owned for tax purposes by another person, or is "tax-exempt use property" as defined in Code section 168(h);

          (b) neither SunVest nor any SunVest Subsidiary has ever agreed to or been required to make any adjustment pursuant to Code section 481(a) by reason of any change in accounting method initiated by it; the Internal Revenue Service has not proposed any such adjustment or change in accounting method; and neither SunVest nor any SunVest Subsidiary has any application pending with any taxing authority requesting permission for any change in accounting method;

          (c) neither SunVest nor any SunVest Subsidiary has been a United States real property holding corporation as defined in Code section 897(c)(2) during the applicable period specified in Code section 897(c)(1)(A)(ii);

          (d) neither SunVest nor any SunVest Subsidiary has made any payments, is obligated to make any payments, or is a party to any agreement that under certain circumstances could obligate it to make any payments that will not be deductible under Code section 280G;

          (e) neither SunVest nor any SunVest Subsidiary has filed any consent under Code section 341(f);

          (f) neither SunVest nor any SunVest Subsidiary has ever been (i) a member of an affiliated, consolidated, unitary or combined group filing a consolidated, unitary or combined tax return except such a group comprised of SunVest and the SunVest Subsidiaries or (ii) a party to any tax allocation, sharing or reimbursement agreement or arrangement;

          (g) neither SunVest nor any SunVest Subsidiary has any liability for the taxes of any persons under Treas. Reg. 1.1502-6 (or any similar provision of state, local or foreign law), as a transferee or successor, by contract or otherwise;

          (h) neither SunVest nor any SunVest Subsidiary is an obligor on, and none of its assets has been financed directly or indirectly by, any tax-exempt bonds;

          (i) neither SunVest nor any SunVest Subsidiary has executed, become subject to, or entered into any closing agreement pursuant to Code section 7121 or any predecessor provision thereof or any similar provision of state, local or foreign law;

          (j) neither SunVest nor any SunVest Subsidiary has pending any ruling requests with any taxing authority;
and

          (k)     Each of SunVest and each SunVest
Subsidiary has disclosed on its federal income tax returns all positions taken therein that, to the knowledge of SunVest, the Controlling Shareholders or such SunVest
Subsidiary, could give rise to a substantial understatement of federal income tax within the meaning of Code section
6662.

     3.11 Contracts. Schedule 3.11 attached hereto sets forth a true and complete list of all contracts to which SunVest is a party or to which SunVest's assets are subject or bound. Except as shown on Schedule 3.11, all such contracts are valid, legally binding and enforceable against the parties thereto and neither SunVest nor any other party to any of the contracts is in breach of, or in default under, any of the contracts and, to the knowledge of SunVest or the SunVest Shareholders, no event has occurred which, with the notice or lapse of time, or both, would constitute a default by SunVest or any other party to any of the contracts.

     3.12 Insurance. Schedule 3.12 lists all of the insurance policies maintained by SunVest, which schedule includes the name of the insurance company, the policy number, a description of the type of insurance covered by such policy, the dollar limit of the policy, and the annual premiums for such policy. SunVest will maintain or cause to be maintained such insurance policies in full force and effect through the Closing Date.

     3.13     Environmental Matters.

          (a) To SunVest's or the SunVest Shareholders' knowledge, except as disclosed on Schedule 3.13, there is no Hazardous Material within, under, originating from or relating to any of SunVest Real Property.

          (b)     Neither SunVest nor any of the SunVest
Subsidiaries nor any of its predecessors in interest has received any notice, or request for information issued, promulgated, approved or entered under any Environmental
Law.

          (c) SunVest possesses and is in compliance in all material respects with all permits, licenses, certificates, franchises and other authorizations relating to the Environmental Laws necessary to conduct it business or required by environmental regulations.

          (d) SunVest has not, during the past five years, been subject to any civil, criminal or administrative action, suit, claim, hearing, notice of violation, investigation, inquiry or proceeding for failure to comply with, or received notice of any violation or potential liability under the Environmental Laws, nor is any of them or any SunVest Shareholder aware of any information, whether or not confirmed or reported, which could give rise to any such potential liability.

          (e) No real property, site or facility (as defined in CERCLA, 42 U.S.C 9601(9)) owned or operated by SunVest is, to the knowledge of SunVest or the SunVest Shareholders, (i) listed or proposed for listing on the National Priority List or (ii) listed on CERCLIS promulgated pursuant to CERCLA, or any comparable list maintained by any foreign, state or local government authority.

          (f)     There are and were no underground storage
tanks owned or operated by SunVest or any SunVest Subsidiary
 .

          (g) To the knowledge of SunVest or the SunVest Shareholders, there are and were no PCBs in or at any SunVest Real Property or, to the knowledge of SunVest or the SunVest Shareholders, their prior use, handling, storage, transport or disposal of PCBs has been in compliance with all Environmental Laws.

          (h) To the knowledge of SunVest or the SunVest Shareholders, there is no friable asbestos or asbestos containing materials on or in any of SunVest's Real Property and to SunVest's or the SunVest Shareholders' knowledge, such SunVest Real Property complies with the Environmental Laws including but not limited to, Occupational Safety and Health Act regulations with respect to ambient air exposure to asbestos.

          (i)     SunVest has not, by contract, agreed to
assume the liability of any other person or entity pursuant to any of the Environmental Laws.

     3.14     Employee Relations.  Except as set forth on
Schedule 3.14 attached hereto, (a) SunVest is in compliance in all material respects with all applicable laws respecting employment and employment practices and terms and conditions of employment and wages and hours, including but not limited to those respecting wrongful termination or harassment; and
(b) there is no unfair labor practice charge or complaint against SunVest or (to its or the SunVest Shareholders' knowledge) threatened.

     3.15 Absence of Questionable Payments. To the knowledge of SunVest or the SunVest Shareholders, neither SunVest nor any SunVest Subsidiary nor any director, officer, agent, employee or other person acting on any of its behalf has (i) used any corporate or other funds for unlawful contributions, payments, gifts or entertainment, or made any unlawful expenditures relating to political activity to government officials or others or established or maintained any unlawful or unrecorded funds in violation of
Section 30A of the Exchange Act of 1934, as amended, or any other applicable foreign, federal or state law; or (ii) accepted or received any unlawful contributions, payments, expenditures or gifts.

     3.16     Benefit Plans.  Neither SunVest nor any of the
SunVest Subsidiaries maintains any Employee Benefit Plans.

     3.17 Shares to be Delivered. All of the SunVest Shares, when issued and delivered to the shareholders of USDA pursuant to this Agreement, will be duly authorized, validly issued, fully paid and non-assessable shares of Common Stock of SunVest, free and clear of all liens, encumbrances and claims of every kind and nature except restrictions against transferability without compliance with applicable federal and state securities laws.

     3.18 Brokers' Fees and Expenses. Neither SunVest nor any SunVest Shareholder has retained or utilized the services of any broker, finder, or intermediary, or paid or agreed to pay any fee or commission to any other person or entity for or on account of the transactions contemplated hereby, or had any communications with any person or entity that would obligate SunVest or USDA to pay any such fees or commissions.

     3.19 Absence of Material Changes. Except as set forth in Schedule 3.19 attached hereto, from December 31, 1999, to the date of this Agreement:

          (a)     there has not been any material adverse
change in the condition (financial or otherwise) of the business, the liabilities or the assets of SunVest or any of the SunVest Subsidiaries;

          (b) there has been no material adverse change in SunVest's relations with, nor has SunVest lost (or received notice that it is about to lose) any customers, distributors or suppliers with which SunVest has significant business relations;

          (c) SunVest has operated its business in the ordinary course and has not sold, assigned, or transferred any of its assets, except in the ordinary course of its business consistent with past practice;

          (d) SunVest has not made any material changes in the customary methods of operation of its business, including practices and policies relating to purchasing, marketing or selling; and

          (e)     Neither SunVest nor any SunVest subsidiary did:

               (i)     incur any indebtedness or other
liabilities (whether absolute, accrued, contingent or otherwise) or guarantee any such indebtedness, except in the usual and ordinary course of its business, consistent with past practice;

               (ii)     suffer any damage, destruction or
loss of tangible assets, whether or not covered by insurance, in excess of $50,000;

               (iii)     pay, discharge or satisfy any
claims, liabilities or obligations (whether absolute, accrued, contingent or otherwise) except in each case in the ordinary course of business;

               (iv)     cancel any debts or waive any claims
or rights of substantial value, except in each case in the ordinary course of business;

               (v)     permit any material insurance policy
to be canceled or terminated;

               (vi)     pledge or permit the imposition of
any lien on or sell, assign, transfer or otherwise dispose of any of their tangible assets, except the sale of inventory in the ordinary course of business;

               (vii)     sell, assign or otherwise transfer
any Intellectual Property;

               (viii)     make any change in any method of
accounting or principle of practice;

               (ix)     write up or down the value of
inventory or determine as collectible any notes or accounts receivable that were previously considered to be uncollectible, except for write-ups or write-downs and other determinations in accordance with GAAP and in the ordinary course of business and consistent with past practice;

               (x)     grant any general increase in the
compensation payable or to become payable to its officers or employees (including any such increase pursuant to any Employee Benefit Plan) or any special increase in the compensation payable or to become payable to any officer or employee, except for (A) normal merit and cost of living increases in the ordinary course of business and in accordance with past practice and (B) increases pursuant to collective bargaining agreements;

               (xi)     make any loans which in the
aggregate exceed $5,000 to any employee or make any loans to any shareholder, officer or director; or

               (xii)     make any commitments for capital
expenditures in excess of $10,000 in the aggregate.

     3.20     Certain Arrangements.  Except as set forth in
Schedule 3.20 attached hereto, there are no material transactions between SunVest and any shareholder, director, officer, employee, or other affiliate of SunVest which are in effect as of the date of this Agreement or that will continue beyond the Closing Date.

     3.21     Year 2000 Compliance.  Except as set forth on
Schedule 3.21 attached hereto, the SunVest's proprietary software and accompanying documentation is Year 2000
Compliant in all material respects.  The term "Year 2000
Compliant" shall mean:

          (a) the functions, calculations and other computer processes (collectively, "Processes") of SunVest's proprietary software perform on or after January 1, 2000, in a manner substantially the same as the manner in which such Processes performed prior to January 1, 2000, regardless of the date in time on which the Processes are actually performed and regardless of the date of input to SunVest's proprietary software, whether before, on or after January 1, 2000, and whether or not the dates are affected by leap years;

          (b) SunVest's proprietary software accepts, calculates, compares, sorts, extracts, sequences and otherwise processes data inputs and date values, returns and displays date values in a consistent manner regardless of the dates used, whether before, on or after January 1, 2000;

          (c) SunVest's proprietary software will accept and respond to year data input in a manner that resolves any ambiguities as to the century in a defined, predetermined and appropriate manner; and

          (d) SunVest's proprietary software stores and displays data information in ways that are unambiguous as to the determination of the century.

     3.22     Full Disclosure.  The statements,
representations and warranties made by SunVest or the SunVest Shareholders in this Agreement and in the Schedules attached hereto do not contain any untrue statement of a material fact or omit to state a material fact known to SunVest or the SunVest Shareholders necessary to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading.

     3.23 No Liability for Subsidiaries. SunVest has acted at all times solely as a holding company with no operating assets. All operations of the business holdings of SunVest have been conducted solely and exclusively by and through the SunVest Subsidiaries. To the best of SunVest's knowledge, SunVest has not and will not have any liability for any of the current or future obligations of any of the SunVest Subsidiaries.


                                ARTICLE 4
                            COVENANTS OF USDA

     4.1 Conduct of Business Pending Merger. USDA covenants and agrees that, unless SunVest consents in writing, as may be otherwise provided herein or as may be necessary for USDA to consummate the transactions described in Section 4.5 hereof, between the date hereof and the
Closing:

          (a) it shall carry on its business in the usual, regular and ordinary course in substantially the same manner as heretofore conducted and shall use all reasonable efforts to preserve intact its present business organizations, keep available the services of its present officers and employees and preserve its relationships with customers, suppliers and others having business dealings with it to the end that its goodwill and ongoing business shall not be impaired in any material respect at the Closing Date;

          (b) it shall not amend or propose to amend its Articles or Certificate of Incorporation or Bylaws;

          (c)     it shall not: (i) increase the
compensation payable or to become payable to its officers or employees, except for cash bonuses consistent with past practice as to the amount and category or employees, increases in salaries and wages of employees consistent with past practice, or grant any severance or termination pay to or enter into any employment or severance agreement with any of its directors, officers or other employees; (ii) establish, adopt, enter into or make any new grants or awards under or amend any employee benefit plan or other arrangement, plan or policy with one or more of its directors, officers or employees; or (iii) establish, adopt, enter into or amend any Employee Benefit Plan;

          (d) it shall not settle or compromise any material claims or litigation or, except in the ordinary and usual course of business, modify, amend or terminate any of its material contracts or waive, release or assign any material rights or claims;

          (e) it shall not permit any material insurance policy to be canceled or terminated, except in the ordinary and usual course of business;

          (f)     it shall not commit a breach of, or
default under, any material contract, agreement, license or instrument to which it is a party or to which any of its assets may be subject, or violate any applicable law, regulation, ordinance, order, injunction or decree or any other requirement of any governmental body or court, relating to its assets or business if such breach, default or violation is reasonably likely to result in a material adverse effect;

          (g)     it shall not, except in the ordinary
course of business (i) factor, discount or otherwise accept less than full payment with regard to accounts receivable or other amounts due; (ii) delay payment on, or otherwise alter the payment terms of, accounts payable or pay the amounts due thereunder later than the stated date for payment thereof; or (iii) sell any inventory at less than fair market value or make any bulk sale of such inventory, or fail to maintain inventory at ordinary, customary levels;

          (h)     it shall not, except as expressly
permitted by this Agreement, take any action that would or is reasonably likely to result in any of their representations and warranties set forth in this Agreement being untrue in any material respect, or in any of the conditions in this Agreement set forth in Article 6 not being satisfied;

          (i)     it shall not (i) authorize capital
expenditures in excess of $50,000 or make any acquisition of, or investment in, assets or stock of any other person;
(ii) acquire (by merger, consolidation or acquisition of stock or assets) any corporation, partnership or other business organization or division thereof; (iii) assume, guarantee or endorse, or otherwise as an accommodation become responsible for, the obligations or any person or make any loans or advances; (iv) enter into any material contract or agreement other than in the ordinary course of business; or (v) enter into or amend in any respect any material contract, agreement, commitment or arrangement with respect to any of the matters set forth in this Section 4.1(i);

          (j) it shall not issue, sell, pledge, lease, dispose of, encumber or authorize the issuance, sale, pledge, lease, disposition or encumbrance of, (i) any shares of capital stock of any class, or any options, warrants, convertible securities or other rights of any kind to acquire any shares of capital stock, or any other ownership interest, or (ii) any assets that are material, alone or in the aggregate except for the sale of products in the ordinary course of business and consistent with past practice;

          (k)     it shall not make any tax election or
settle or compromise any material federal, state, local or foreign income tax liability;

          (l)     it shall not (i) declare or pay any
dividends on or make other distributions in respect of any of its capital stock, (ii) split, combine or reclassify any of its capital stock or issue or authorize or propose the issuance of any other securities in respect of, in lieu of or in substitution for shares of its capital stock or (iii) repurchase or otherwise acquire any shares of its capital stock;

          (m) it shall maintain its real and personal properties in as good a state of operating condition and repair as they are on the date of this Agreement, except for ordinary wear and tear or insured casualty in amounts less than $50,000;

          (n)     it shall not terminate or modify any
material leases, contracts, Licenses and Permits or other authorizations or agreements affecting its business or its real and/or personal properties, or the operation thereof, or enter into any additional lease or contract requiring expenditure by it of amounts in excess of $50,000 affecting such properties or the operation thereof;

          (o)     no liens, encumbrances, obligations or
liabilities relating to it, whether absolute or contingent
(including litigation claims), shall be discharged, satisfied or paid, other than liabilities shown on USDA's
Financials and liabilities incurred after the date thereof in the ordinary course of business, and no such discharge, satisfaction or payment shall be effected other than in accordance with the ordinary payment terms relating to the liability discharged, satisfied or paid; and

          (p)     it shall not make any changes in
accounting methods, principles or practices.

     4.2 Access. USDA, prior to the Closing Date, shall provide SunVest with full access to, and will make available for inspection and review, all properties, personnel, books, records and accounts in order that SunVest may have full opportunity to make such investigation as it shall desire to make of the affairs of USDA, provided, however, that any inspection or review shall be conducted by SunVest in a manner so as to minimize interference with USDA's conduct of its business and any information obtained as a result of such inspection or review shall be maintained by SunVest in confidence and not disclosed to any other person or entity without the prior written consent of USDA. No investigation by SunVest shall affect the representations and warranties made herein by USDA and the USDA Shareholders.

     4.3 Press Releases. USDA shall consult with SunVest as to the form and substance of any public disclosures related to this Agreement and will not issue any press release in connection with this Agreement without the prior written consent of SunVest, which shall be presumed to have been given if no written communication is received by USDA from SunVest within three (3) days after receipt by SunVest of a draft press release from USDA.

     4.4 USDA Business Plan and AT&T Contract. USDA shall deliver to SunVest (a) a copy of its Business Plan (the "USDA Business Plan"), which shall contain, inter alia, USDA's management's best good faith estimates regarding the prospects of the business and financial condition of USDA for at least the next three (3) years and (b) a true and correct copy of all agreements setting forth the current contractual arrangement between USDA and AT&T Corp. (the "AT&T Contract").

4.5  Investment by Siegel and Windspire.  USDA shall:

          (a) Simultaneously with the execution of this Agreement, consummate a transaction whereby it shall have sold 55.56 shares of its Common Stock to each of Siegel and Windspire for $50,000 in cash each;

          (b) Simultaneously with the execution of this Agreement, execute and deliver the appropriate documents pursuant to which Windspire shall have agreed to purchase, and USDA shall have agreed to sell to Windspire, an additional 444.44 shares of USDA common stock for $900 per share in cash in accordance with the following schedule:
166.6 shares at the Effective Time and 111.11 shares on or before each of the 30th and 60th day after the Effective
Time and 55.56 shares on the 90th day after the Effective
Time.

     In connection with the investment by Siegel and Windspire it is agreed and understood that (i) Siegel and Windspire, collectively, shall be entitled to elect two out of the five directors of USDA, (ii) Siegel and Windspire shall have, and USDA is hereby granting Siegel and Windspire, the typical, co-called "piggyback" registration rights and (iii) by its execution of this Agreement, SunVest is hereby assuming all of USDA's obligations under this
Section 4.5 and any and all documents executed and delivered by USDA under Section 4.5(b) hereof, including, as a result, the obligation to issue to Windspire 4,500 SunVest Shares for each share of USDA common stock which Winsdspire is entitled to purchase as described in Section 4.5(b) hereof upon tender by Windspire to SunVest of the appropriate consideration.

                                   ARTICLE 5
                              COVENANTS OF SUNVEST

     5.1 Conduct of Business Pending Merger. SunVest covenants and agrees that, unless USDA consents in writing, or as may be otherwise provided herein, between the date hereof and the Closing:

          (a) it shall carry on its business in the usual, regular and ordinary course in substantially the same manner as heretofore conducted and shall use all reasonable efforts to preserve intact its present business organization, keep available the services of its present officers and employees and preserve its relationships with customers, suppliers and others having business dealings with it to the end that its goodwill and ongoing business shall not be impaired in any material respect at the Closing Date, except that it shall, prior to the Closing Date, make the distribution described in Section 5.3(b) hereof;

          (b) it shall not amend or propose to amend its Articles of Incorporation or Bylaws;

          (c)     it shall not: (i) increase the
compensation payable or to become payable to their officers or employees, except for cash bonuses consistent with past practice as to the amount and category or employees, increases in salaries and wages of employees consistent with past practice, or grant any severance or termination pay to or enter into any employment or severance agreement with any of its directors, officers or other employees; (ii) establish, adopt, enter into or make any new grants or awards under or amend any employee benefit plan or other arrangement, plan or policy with one or more of its directors, officers or employees; or (iii) establish, adopt, enter into or amend any Employee Benefit Plan;

          (d) it shall not settle or compromise any material claims or litigation or, except in the ordinary and usual course of business, modify, amend or terminate any of its material contracts or waive, release or assign any material rights or claims;

          (e) it shall not permit any material insurance policy to be canceled or terminated, except in the ordinary and usual course of business;

          (f)     it shall not commit a breach of, or
default under, any material contract, agreement, license or instrument to which it is a party or to which any of its assets may be subject, or violate any applicable law, regulation, ordinance, order, injunction or decree or any other requirement of any governmental body or court, relating to its assets or business if such breach, default or violation is reasonably likely to result in a material adverse effect;

          (g)     it shall not, except in the ordinary
course of business (i) factor, discount or otherwise accept less than full payment with regard to accounts receivable or other amounts due; (ii) delay payment on, or otherwise alter the payment terms of, accounts payable or pay the amounts due thereunder later than the stated date for payment thereof; of (iii) sell any inventory at less than fair market value or make any bulk sale of such inventory, or fail to maintain inventory at ordinary, customary levels;

          (h)     it shall not, except as expressly
permitted by this Agreement, take any action that would or is reasonably likely to result in any of their representations and warranties set forth in this Agreement being untrue in any material respect, or in any of the conditions in this Agreement set forth in Article 7 not being satisfied;

          (i)     it shall not (i) authorize capital
expenditures in excess of $50,000 or make any acquisition of, of investment in, assets or stock of any other person;
(ii) acquire (by merger, consolidation or acquisition of stock or assets) any corporation, partnership or other business organization or division thereof; (iii) assume, guarantee or endorse, or otherwise as an accommodation become responsible for, the obligations or any person or make any loans or advances; (iv) enter into any material contract or agreement other than in the ordinary course of business; or (v) enter into or amend in any respect any material contract, agreement, commitment or arrangement with respect to any of the matters set forth in this Section 5.1(i);

          (j) Except with respect to the issuance of any stock upon the exercise of any stock option or warrants outstanding on the date hereof, SunVest shall not issue, sell, pledge, lease, dispose of, encumber or authorize the issuance, sale, pledge, lease, disposition or encumbrance of, (i) any shares of capital stock of any class, or any options, warrants, convertible securities or other rights of any kind to acquire any shares of capital stock, or any other ownership interest, or (ii) any assets that are material, alone or in the aggregate except for the sale of products in the ordinary course of business and consistent with past practice and the distribution described in Section 5.3(b) hereof;

          (k)     it shall not make any tax election or
settle or compromise any material federal, state, local or foreign income tax liability;

          (l)     it shall not (i) except as part of the
distribution described in Section 5.3(b) hereof, declare or pay any extraordinary dividends on or make other distributions in respect of any of its capital stock, (ii) except as part of the reverse stock split described in
Section 5.3(a) hereof, split, combine or reclassify any of its capital stock or issue or authorize or propose the issuance of any other securities in respect of, in lieu of or in substitution for shares of its capital stock or (iii) repurchase or otherwise acquire any shares of its capital stock;

          (m) it shall maintain its real and personal properties in as good a state of operating condition and repair as they are on the date of this Agreement, except for ordinary wear and tear or insured casualty in amounts less than $50,000;

          (n)     it shall not terminate or modify any
material leases, contracts, Licenses and Permits or other authorizations or agreements affecting its business or its real and/or personal properties, or the operation thereof or enter into any additional lease or contract requiring expenditure by SunVest of amounts in excess of $50,000 affecting such properties or the operation thereof;

          (o)     No liens, encumbrances, obligations or
liabilities relating to it, whether absolute or contingent
(including litigation claims), shall be discharged, satisfied or paid, other than liabilities shown on its financial statements delivered hereunder and liabilities incurred after the date thereof in the ordinary course of business and in normal amounts, and no such discharge, satisfaction or payment shall be effected other than in accordance with the ordinary payment terms relating to the liability discharged, satisfied or paid; and

          (p)     it shall not make any changes in
accounting methods, principles or practices.

     5.2 Access. Prior to the Closing Date, SunVest shall provide USDA with full access to, and will make available for inspection and review, all properties, personnel, books, records and accounts in order that USDA may have full opportunity to make such investigation as it shall desire to make of the affairs of SunVest and the SunVest Subsidiaries, provided, however, that any inspection or review shall be conducted by USDA in a manner so as to minimize interference with SunVest's conduct of its business and any information obtained as a result of such inspection or review (except for information which is already public information) shall be maintained by USDA in confidence and not disclosed to any other person or entity without the prior written consent of SunVest. No investigation by USDA shall affect the representations and warranties made herein by SunVest and the SunVest Shareholders.

     5.3     Specific Actions Before and at Closing.  Before
Closing, SunVest shall:

          (a) effect a 3.6:1 reverse stock split of its Common Stock;

          (b)     effect a distribution of the equity
interests of the SunVest Subsidiaries to the shareholders of SunVest pro-rata, where such distribution shall have been approved by the board of directors and shall have been accompanied by a Disclosure Statement (herein so called) containing summary financial information about SunVest and USDA, SunVest's management's position regarding the income tax consequences of the distribution and such other information as may be necessary or appropriate to be included in a disclosure statement of this type; and

          (c) cause its present directors to duly elect five (5) nominees of USDA as SunVest's directors, with the present directors of SunVest resigning effective as of the Closing Date.

     5.4     Press Releases.  SunVest shall consult with
USDA as to the form and substance of any public disclosures related to this Agreement and will not issue any press release in relation to this Agreement without the prior written consent of USDA, which consent shall be presumed to have been given if no written communication is received by SunVest from USDA within three (3) days after receipt by USDA of a draft press release from SunVest.


                                ARTICLE 6
                  CONDITIONS PRECEDENT TO OBLIGATION OF
                            SUNVEST TO CLOSE

     Each and every obligation of SunVest under this Agreement to be performed on or prior to the Closing shall be subject to the fulfillment, on or prior to the Closing, of each of the following conditions:

     6.1 Representations and Warranties True at Closing. The representations and warranties made by USDA and the USDA Shareholders in or pursuant to this Agreement or given on their behalf hereunder shall be true and correct on and as of the Closing Date with the same effect as though such representations and warranties had been made or given on and as of the Closing Date.

     6.2 Obligations Performed. (a) The transactions described in Section 4.5 hereof shall have been effected in accordance with their terms and (b) USDA shall have performed and complied with all other covenants, agreements, obligations and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

     6.3 Closing Deliveries. USDA shall have delivered to SunVest each of the following, together with any additional items which SunVest may reasonably request to effect the transactions contemplated herein:

          (a)     the Articles of Merger duly executed by USDA;

          (b) a certified copy of the resolutions of the board of directors of USDA and resolutions of the shareholders of USDA authorizing and approving the Merger and the execution, delivery and performance of this Agreement and the USDA Merger Documents, together with an incumbency certificate with respect to the officers of USDA executing documents or instruments on behalf of USDA;

          (c)     a certificate of the President of USDA
certifying as to the matters set forth in Sections 6.1 and
6.2 hereof and as to the satisfaction of all other conditions set forth in this Article 6;

          (d)     written consents from all parties,
including parties to all leases and Contracts, whose consent to the Merger is required;

          (e) the corporate minute book, seal and stock transfer book of USDA and its predecessors (if any) certified by the corporate secretary (in form and substance acceptable to SunVest) as being true, correct and complete;

          (f) stock certificates representing all of the issued and outstanding shares of capital stock of USDA; and

          (g)     investment representations and
questionnaire in the form attached hereto as Schedule 6.3(g) executed by the shareholders of USDA as required in connection with SunVest's reliance on an exemption from registration of the SunVest Shares to be issued to the shareholders of USDA under the Securities Act of 1933.

     6.4 No Challenge. There shall not be pending or threatened any action, proceeding or investigation before any court or administrative agency by any government agency or any pending action by any other person, challenging, or seeking material damages in connection with, the acquisition by SunVest of USDA's assets pursuant to the Merger or the ability of SunVest to own and operate USDA or otherwise materially adversely affecting the business, assets, prospects, financial condition or results of operations of USDA.

     6.5 No Material Adverse Change. Since the date of this Agreement, there shall have been no material adverse changes in the business, financial condition, results of operations and/or assets (without giving effect to the consequences of the transactions contemplated by this Agreement) of USDA.


                                  ARTICLE 7
                          CONDITIONS PRECEDENT TO
                        USDA'S OBLIGATIONS TO CLOSE

     Each and every obligation of USDA under this Agreement to be performed on or prior to the Closing, shall be subject to the fulfillment, on or prior to the Closing, of each of the following conditions:

     7.1 Representations and Warranties True at Closing. The representations and warranties made by SunVest and the SunVest Shareholders in or pursuant to this Agreement or given on their behalf hereunder shall be true and correct on and as of the Closing Date with the same effect as though such representations and warranties had been made or given on and as of the Closing Date.

     7.2 Obligations Performed. SunVest shall have performed and complied with all of the covenants, agreements, obligations and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

     7.3     Closing Deliveries.  SunVest shall have
delivered to USDA each of the following, together with any additional items which USDA may reasonably request to effect the transactions contemplated herein:

          (a)     the Articles of Merger duly executed by SunVest;

          (b) certified copies of the resolutions of the board of directors of SunVest authorizing and approving the execution, delivery and performance of this Agreement by SunVest and the SunVest Merger Documents, together with an incumbency certificate with respect to the officers of SunVest executing documents or instruments on behalf of SunVest;

          (c) a certificate of the President of SunVest certifying as to the matters set forth in Sections 7.1 and
7.2 hereof and as to the satisfaction of all other conditions set forth in this Article 7; and

          (d)     written confirmation from SunVest's
transfer agent that stock certificates evidencing the SunVest Shares have been issued in the name of the shareholders of USDA.

     7.4 No Challenge. There shall not be pending or threatened any action, proceeding or investigation before any court or administrative agency by any government agency or any pending action by any other person, challenging or seeking material damages in connection with, the acquisition by SunVest of USDA's assets pursuant to the Merger or the ability of SunVest to own and operate or otherwise materially adversely affecting the business prospects, financial condition or results of operations of SunVest.

     7.5 No Material Adverse Change. Since the date of this Agreement there shall have been no material adverse changes in the business, financial condition, results of operations and/or assets (without giving effect to the consequences of the transactions contemplated by this Agreement) of SunVest.


ARTICLE 8
TERMINATION

     8.1 Termination. This Agreement may be terminated as follows:

          (a) at any time by mutual written consent of SunVest and USDA;

          (b) by either SunVest or USDA if the Closing does not occur on or before May 31, 2000;

          (c)     by SunVest if (I) copies of the USDA
Business Plan, AT&T Contract and USDA Financials are not delivered to SunVest on or before April 14, 2000, or (ii) it delivers to USDA, on or before April 21, 2000, a written notice that it is dissatisfied with the results of its due diligence review of USDA, such notice containing an explanation of the basis for such dissatisfaction; or

          (d)     by USDA if (I) a copy of the SunVest
Financials are not delivered to USDA on or before April 14, 2000, or (ii) it delivers to SunVest, on or before April 21, 2000, a written notice that it is dissatisfied with the results of its due diligence review of SunVest, such notice containing an explanation of the basis for such dissatisfaction.

     8.2 Effects of Termination. In the event this Agreement is terminated pursuant hereto, no party hereto shall have any obligations to any other party hereto. Without limiting the generality of the foregoing, upon termination of this Agreement, it is specifically agreed and understood that any and all agreements among Siegel, Windspire and USDA contemplated under Section 4.5 hereof to be performed after the date of such termination, and all of SunVest's obligations related thereto, shall automatically become null and void. Nothing herein shall preclude, however, any action or claim for damages to which any party is otherwise entitled as a result of breach by another party hereto. In the event of any termination, each of the parties shall promptly return to the other, all documents and other written information received from the other in connection with the transactions contemplated by this Agreement. All information received by any of the parties shall be kept confidential in accordance with Sections 4.2 and 5.2 hereof.


                                 ARTICLE 9
                         MISCELLANEOUS PROVISIONS

     9.1 Survival. The representations, warranties, covenants and agreements contained in this Agreement and in other documents delivered at the Closing shall survive the Closing for a period ending on the first anniversary date of the Closing and shall thereafter cease to be of any force and effect, except for (a) claims as to which notice has been given prior to such date and which are pending on such date and (b) representations and warranties relating to taxes, ERISA, and Environmental Matters, each of which shall survive until the end of the statute of limitations applicable to the underlying claim. Neither such survival nor the liability of any party with respect to the party's representations and warranties shall be reduced by any investigation made at any time by or on behalf of any party.

     9.2     Severability.  If any provision of this
Agreement is prohibited by the laws of any jurisdiction as those laws apply to this Agreement, that provision shall be ineffective to the extent of such prohibition and/or shall be modified to conform with such laws, without invalidating the remaining provisions hereof.

     9.3 Modification. This Agreement may not be changed or modified except in writing specifically referring to this Agreement and signed by each of the parties hereto.

     9.4     Survival; Binding Agreement.  Except as
otherwise provided herein, the terms and conditions hereof shall survive the Closing and shall inure to the benefit of and be binding upon the parties hereto and their respective heirs, personal representatives, successors and assigns.

     9.5 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     9.6 Notices. All notices, requests, demands, claims and other communications hereunder shall be in writing and shall be deemed duly given if personally delivered, sent by facsimile or e-mail, sent by a recognized overnight delivery service which guarantees next day delivery or mailed by registered or certified mail, return receipt requested, postage prepaid and addressed to the intended recipient as set forth below.

     If to USDA:              US Data Authority, Inc.
                              3500 NW Boca Raton Boulevard, Suite 904
                              Boca Raton, FL 33431
                              Attn: Dominick F. Maggio
                              Phone: (561) 368-0032
                              FAX:(561) 395-5425
                              E-Mail: dmaggio@usda.net
                                     or dfmaggio@aol.com

          with a copy to:     Michael A. Littman, P.C.
                              10200 N. 44th Avenue
                              Wheat Ridge, CO 80033
                              Phone: (303) 422-8127
                              FAX: (303) 422-7796
                              E-mail:  MALATTYCO@aol.com

     If to SunVest:           SunVest Resorts, Inc.
                              307 South 21st Avenue
                              Hollywood, Florida 33020
                              Attn: Harvey Birdman
                              Phone: (954) 922-6070
                              FAX: (954) 921-5080
                              E-mail: HBSunVest@AOL.com

          with a copy to:     Dinur & Associates, P.C.
                              One Lakeside Commons
                              990 Hammond Drive, Suite 760
                              Atlanta, Georgia 30328
                              Attn: Daniel D. Dinur
                              Phone: (770) 395-3170
                              FAX:  (770) 395-3171
                              E-mail: dinurlaw@mindspring.com

or at such other address as any party hereto notifies the other parties hereof in writing.

     9.7 Entire Agreement; No Third Party Beneficiaries This Agreement, together with the Schedules attached hereto, constitutes the entire agreement and supersedes any and all other prior agreements and undertakings, both written and oral, among the parties, or any of them, with respect to the subject matter hereof and, except as otherwise expressly provided herein, is not intended to confer upon any person other than SunVest and USDA, and, after the Closing Date, the shareholders of the Surviving Corporation, any rights or remedies hereunder.

     9.8     Further Assurances. The parties to this
Agreement agree to execute and/or deliver, either before or after Closing, any further documents or agreements contemplated hereby and/or necessary or appropriate to effectuate and consummate the transactions contemplated hereby.

     9.9     Waivers. Any term or condition of this
Agreement may be waived only by the party to whom the benefit of such term or condition runs and only if that party signs a writing to such effect. No waiver of any provision of this Agreement shall be deemed a waiver of any other provision, irrespective of similarity, or shall constitute a continuing waiver unless otherwise expressly provided. No failure or delay on the part of any party exercising any right, power or privilege under any term or condition of this Agreement shall operate as a waiver thereof, nor shall a single or partial exercise thereof preclude any other or further exercise of any other right, power or privilege.

     9.10 Assignment. Neither this Agreement nor any rights or obligations hereunder may be assigned, directly, indirectly, voluntarily or by operation of law, by any party to this Agreement, except with the written consent of the other party hereto.

     9.11 Headings. The headings of the articles and sections contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

     9.12 Expenses. Except as otherwise expressly specified herein, each of the parties shall bear its own expenses associated with the negotiation and execution of the Agreement and the consummation of the transactions contemplated hereby, including without limitation legal and accounting fees and expenses.

                        [Signatures appear on next page]

     IN WITNESS WHEREOF, this Agreement has been executed as of the date first above written.

                         US Data Authority, Inc., a Florida
corporation

                         By:   /S/ Dominick F. Maggio
                             ----------------------------------------
                             Dominick F. Maggio, President
                             and Chief Operating Officer


                             "USDA Shareholders"
                             (as to Article 2 only)


                                 Big Sky & Associates, LLC

                              By:    /S/ David Applebaum
                              David Applebaum, Manager

                          SunVest Resorts, Inc., a Florida corporation

/S/ Patricia Siegel               By: /S/ Harvey Birdman
-------------------------            ----------------------------------
Patricia Siegel                      Harvey Birdman,
Executive Vice President
(as to Section 4.5 only)

                                     "SunVest Shareholders"
Windspire Venture Capital LLC        (as to Article 3 only)
a New Jersey limited liability
company
                                      /S/ Herbert Hirsch
                                      --------------------------------
By: /S/ Melvyn B. Siegel              Herbert Hirsch
----------------------------
Melvyn B. Siegel
Managing Member                       /S/ Harvey Birdman
(as to Section 4.5 only)              ---------------------------------
                                      Harvey Birdman

                                      /S/ Louis Birdman
                                      ---------------------------------
                                      Louis Birdman

                                      /S/ Diane Birdman
                                      ---------------------------------
                                      Diane Birdman

                                      /S/ Bonita Hirsch
                                      ---------------------------------
                                      Bonita Hirsch

_____________________________________________________________________
                Schedules 3.2, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10,
                    3.11, 3.12, 3.13, 3.14, 3.19, 3.20 and 3.21


                                       NONE
_____________________________________________________________________

                                  Schedule 3.3

A.     Convertible Securities, Etc.

       None

B.     5% or More Beneficial Owners

     1.     Harvey Birdman
     2.     Diane Birdman
     3.     Louis Birdman
     4.     Herbert Hirsch
     5.     Norman Berman

B.     Subsidiaries.

     1.     Colony Plaza Development, Inc., a Florida corporation;
     2.     Cove Development, Inc., a Florida corporation;
     3.     Telshare, Inc., a New Jersey corporation - inactive since
                1996; and
     4.     Lakeshore Club Development, L.C., a Florida limited
                liability company.


                         Exhibit 21


                 Subsidiaries of Registrant

Colony Plaza Development, Inc.
Cove Development, Inc.


                         Exhibit 27

                   Financial Data Schedule
                    SUNVEST RESORTS, INC.

Item Number  Item Description
-----------  -----------------------------------      December 31
                                                   1999         1998
                                                ----------  ----------
5-02(1)      Cash and cash items                     9,200     852,800
5-02(2)      Marketable securities                       0           0
5-02(3)(a)(1)Notes and accounts receivable - trade 603,400   1,096,100
5-02(4)      Allowances for doubtful accounts      184,000      99,000
5-02(6)      Inventory                           6,138,300   6,402,900
5-02(9)      Total current assets                6,838,200   8,518,200
5-02(13)     Property, plant and equipment       5,784,200   3,832,200
5-02(14)     Accumulated depreciation              286,200      84,400
5-02(18)     Total Assets                       12,645,700  13,300,400
5-02(21)     Total current liabilities           1,710,200   2,351,200
5-02(22)     Bonds, mortgages and similar debt  12,255,200  11,298,200
5-02(28)     Preferred stock - mandatory redemption      0           0
5-02(29)     Preferred stock - no mandatory redemption   0           0
5-02(30)     Common stock                          180,000     177,500
5-02(31)     Other stockholder's equity            699,600     579,600
5-02(32)     Total liabilities and stockholders'
               equity                           12,645,700  13,300,400
5-03(b)1(a)  Net sales of tangible products        994,900   2,598,000
5-03(b)1     Total revenues                      2,234,100   3,189,100
5-03(b)2(a)  Cost of tangible goods sold           500,200   1,712,100
5-03(b)2     Total costs and expenses applicable
             to sales and revenues               2,044,600   1,288,900
5-03(b)3     Other costs and expenses              731,400     114,900
5-03(b)5     Provision for doubtful accounts
             and notes                              85,000      10,000
5-03(b)(8)   Interest and amortization of debt
             discount                            1,243,600     745,000
5-03(b)(10)  Income before taxes and other items
                                                (2,058,900)   (317,900)
5-03(b)(11)  Income tax expense                    231,500    (140,700)
5-03(b)(14)  Income/loss continuing operations  (2,224,000)   (204,900)
5-03(b)(15)  Discontinued operations                     0           0
5-03(b)(17)  Extraordinary items                         0           0
5-03(b)(18)  Cumulative effect - changes in              0           0
             accounting principles                       0           0
5-03(b)(19)  Net income or loss                 (2,224,000)   (204,900)
5-03(b)(20)  Earnings per share - primary            (0.25)      (0.02)
5-03(b)(20)  Earnings per share - fully diluted      (0.25)      (0.02)