Form 10KSB/A
period 1999-12-31
SUNVEST RESORTS INC
filed 2000-04-12
CIK 1022962

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-KSB
                           Amended
                        _____________

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

(b)  Remuneration pursuant to ongoing plan or arrangement.
     None

Item 11 Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth information as of March
31, 2000, about each shareholder who owns more that five percent (5%) of any class of the Company's securities:

                                     Amount Owned   Percent of
Title of       Name and Address of   Before         Class*
Class          Owner                 Offering

Common Stock,  Herbert Hirsch        1,442,250      16.03%
$.02 par       700 S. Ocean Blvd.,   Shares
value          #1106
               Boca Raton, Florida
               33432

Common Stock,  Harvey Birdman        1,263,250      14.04%
$.02 par       3755 NE 214th Street  Shares
value          Aventura, Florida
               33180

Common Stock,  Diane Birdman         1,514,250      16.83%
$.02 par       3755 NE 214th Street  Shares
value          Aventura, Florida
               33180

Common Stock,  Louis Birdman 1       1,852,250      20.58%
$.02 par       4000 Island Blvd.,    Shares
value          #2701
               Williams Island,
               Florida 33150

Common Stock,  Bonita Hirsch 2       1,745,000      19.39%
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

      The following table sets forth information about the voting securities held of record as of March 31, 2000, by each of the officers and directors of the Company and all such persons as a group:

                                     Amount Owned   Percent
Title of       Name and Address of   Before         of
Class          Owner                 Offering       Class*

Common Stock,  Herbert Hirsch        1,442,250      16.03%
$.02 par       307 South 21st Ave.   Shares
value          Hollywood, FL 33020

Common Stock,  Harvey Birdman        1,263,250      14.04%
$.02 par       307 South 21st Ave.   Shares
value          Hollywood, FL 33020

Common Stock,  Diane Birdman         1,514,250      16.83%
$.02 par       307 South 21st Ave.   Shares
value          Hollywood, FL 33020

Common Stock,  Louis Birdman 1       1,852,250      20.58%
$.02 par       307 South 21st Ave.   Shares
value          Hollywood, FL 33020

Common Stock,  Cary Greenberg            5,000        .04%
$.02 par       307 South 21st Avenue Shares
value          Hollywood, FL 33020

All Officers                         6,077,000      67.52%
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

                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this amended report to be signed on behalf of the undersigned, thereunto duly authorized.

                              SUNVEST RESORTS, INC.
                              (Registrant)

                              By:    /S/ Herbert Hirsch
                                      -----------------------------
                                      Herbert Hirsch,
                                      President
                              Date:     April 12, 2000

      Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title      Date

/S/ Herbert Hirsch
____________________________    Director     April 12, 2000
Herbert Hirsch

/S/ Harvey Birdman
____________________________    Director     April 12, 2000
Harvey Birdman

/S/ Diane Birdman
____________________________    Director     April 12, 2000
Diane Birdman

/S/ Louis Birdman
____________________________    Director     April 12, 2000
Louis Birdman


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