Form 10QSB
period 2000-03-31
SUNVEST RESORTS INC
filed 2000-05-15
CIK 1022962

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                  ------------------------

                         FORM 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended March 31, 2000
                Commission File No. 000-28251

                         SUNVEST RESORTS, INC.
  ----------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

           Florida                              65-0693150
 ------------------------           -----------------------------------
 (State of Incorporation)           (I.R.S. Employer Identification No.)

3500 NW Boca Raton Boulevard, Building 811, Boca Raton, Florida 33431
---------------------------------------------------------------------
              (Address of Principal Executive Offices)

                       (561) 368-0032
      ------------------------------------------------
      (Issuer's Telephone Number, Including Area Code)

       307 South 21st Avenue, Hollywood, Florida 33020
   -------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if
                 Changed Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X       No  ____

     APPLICABLE  ONLY  TO CORPORATE ISSUERS:   Indicate  the
number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     Common  stock,  par  value $.02 per  share,  25,000,000
shares issued and outstanding as of May 12, 2000.

     Transitional  Small Business Disclosure  Format  (Check
one): Yes __     No X
                           PART I
                    FINANCIAL INFORMATION

Item 1.  Financial Statements

           SUNVEST RESORTS, INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS - MARCH 31, 2000 & 1999

                          ASSETS

                                              2000       1999
                                              ----       ----
Cash and Equivalents                     $ 284,316    $ 533,653
Mortgage notes receivable                1,838,927    1,244,622
Condominium units held for sale          3,286,078    3,126,061
Condominium units under development      1,454,200    1,298,200
Income producing property                4,547,691    4,730,285
Land held for future development         1,842,500    1,828,396
Deferred costs                             260,763      380,943
Deferred tax asset                           9,630      403,100
Due from affiliates                         51,259      412,963
Other                                       13,220        4,700
                                       -----------  -----------
                                       $13,568,584  $13,962,923
                                       ===========  ===========


          LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities
Notes and mortgages payable            $12,438,450  $11,048,746
Accounts payable and accrued liabilities   969,408    1,296,287
Deposit on sales contracts                  44,006      203,315
Due to condominium associations             13,354            0
Advances from shareholders                 874,088      874,444
Due to related parties                   1,780,984    1,201,038
                                        ----------   ----------
                                        16,120,288   14,623,828
                                        ----------   ----------
Monthly interest                            48,500      114,900
                                        ----------   ----------
Shareholders' deficit

Common stock, $.02 par, authorized
25,000,000 shares; issued and
outstanding 9,000,000 and 8,877,532        180,000      177,500
shares in 2000 and 1999
Capital in excess of par                   699,600      579,600
Accumulated deficit                     (3,479,804)  (1,532,905)
                                        (2,600,204)    (775,805)
                                        -----------  ----------
                                       $13,568,584  $13,962,923
                                       ===========  ===========


           SUNVEST RESORTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS ENDED MARCH 31, 2000 & 1999

                                            2000      1999
                                            ----      ----
Revenues:
Condominium units                       $159,468  $654,906
Timeshare units                          122,320     27,950
Rents                                    361,877    426,602
                                         -------  ---------
                                         643,665  1,109,486

Cost of sales:
Condominium units                         40,100    328,461
Timeshare units                           45,000     10,000
Rents                                    173,657    221,833
                                         -------    -------
                                         258,757    560,284
                                         -------    -------
                                         384,908    549,174
                                         -------    -------
Operating expenses:
Advertising                               27,568     41,230
Selling and promotion                    151,187     31,237
General and administrative               229,325    173,955
Depreciation and amortization             44,000     61,200
                                         -------    -------
                                         452,080    307,622
                                         -------    -------
Income before other income (expenses)    (67,172)   241,552
and income taxes                         -------    -------

Other income (expenses)
Interest income                            2,298      7,602
Other                                    887,989     51,400
Interest expense                        (279,919)  (190,459)
                                        --------    -------
                                         610,368   (131,457)
                                        --------   --------
Income before minority interest          543,196    110,095
and income taxes
Minority interest                              0          0
Income before income tax                 543,196    110,095
expense (benefit)
Income tax expense (benefit)             200,000     44,000
                                        --------     ------
Net income                               343,196     66,095
                                        ========     ======

Income per share of common
stock:
Basic                                     $0.04      $0.01
                                          =====      =====
Diluted                                   $0.04      $0.01
                                          =====      =====


           SUNVEST RESORTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTHS ENDED MARCH 31, 2000 & 1999

                                            2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                  $343,196      $66,095
ADJUSTMENT TO RECONCILE NET INCOME
(LOSS) TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
     (Increase) decrease in assets:
     Deposits                             35,300       43,900
     Mortgage notes receivable        (1,235,527)    (148,522)
     Project costs, property and land    505,831     (832,342)
     Deferred assets                     (57,863)     (67,943)
     Other                                32,491      (99,263)
                                       ---------      -------
          Cash used                     (719,768)  (1,104,170)

    Increase (decrease) in liabilities:
     Notes and mortgages payable         183,250     (249,454)
     Accounts payable                   (105,494)     706,287
     Deposits                            (28,294)     141,915
     Due to condominium associations     (20,946)     (56,300)
     Advances                            551,172       53,980

          Cash provided                  579,688      596,428
                                        --------      ------
     Cash (used) provided by operating   203,116     (441,647)
         activities

     NET INCREASE (DECREASE) IN CASH     203,116     (441,647)
                                         -------      -------
     CASH - BEGINNING                      9,200      852,800
                                         -------      -------
     CASH - ENDING                      $212,316     $411,153
                                         =======      =======


           SUNVEST RESORTS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Basis of Presentation:

       The  accompanying  unaudited  consolidated  financial
statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

      Net income for the quarter ended March 31, 2000, was $343,196 (or $.04 per share), compared to net income of $66,095 (or $.01 per share) for the quarter ended March 31, 1999. This increase has occured in spite of a 42% (from $1,109,458 to $643,665) decrease in revenues and a 47% (from $307,622 to $452,080) increase in operating expenses in the first quarter of 2000 compared to the first quarter of 1999, and is attributable to the extraordinary item of other income of $887,989, which was generated from the sale of land and the front desk rental operation at the Colony Plaza project.

     The decrease in revenue was attributable to a reduction in available inventory of condominium units at the Colony Plaza and Pirates Cove projects. The increase in operating expenses was primarily attributable to a 484% (from $31,237 to $151,187) increase in selling and promotional expenses. This increase was due to an intense marketing effort to sell units at the Lakeshore Club project carried out by the Company during the first quarter of 2000.


                           PART II
                      OTHER INFORMATION


Item 1.        Legal Proceedings.

          There are no material pending legal proceedings to which the Registrant or any of its property is the subject.

Item 2.        Changes in Securities.

          (a)  None.
          (b)  None.

Item 3.        Defaults Upon Senior Securities.

                None.

Item  4.       Submission of Matters to a Vote of Security Holders.

                None.

Item 5.        Other Information.

           During late April 2000, the Company underwent a fundamental transformation. Specifically:

1. On April 21, 2000, Colony Plaza Development, Inc., a wholly-owned subsidiary of the Company, merged into Cove Development, Inc., another wholly-owned subsidiary of the
     Company  ("Cove").   On  April 25,  2000,  the  Company
     distributed all of its assets, consisting of 9,000,000 shares of the common stock of Cove and 9,000,000 membership Units in Lakeshore Club Development, L.C., a Florida limited liability company wholly-owned by the Company, to all the shareholders pro-rata as a special dividend.

2. On April 25, 2000, the current directors and officers of the Company resigned and elected (a) as directors, five individuals who then served as the directors of US Data Authority, Inc. ("USDA"), a Florida corporation engaged in an Internet-related business (see below) and (b) as officers the then corresponding officers, of USDA.

3. On April 28, 2000, the Common Stock underwent a 3.6:1 reverse stock split, whereby the 9,000,000 shares outstanding turned into 2,500,000 shares outstanding. As a result, the Company's trading symbol on the OTC Bulletin
     Board was changed from "SUNE" to "SUNED."

4. Effective May 1, 2000, with the Company having essentially no assets or liabilities, USDA merged with and into the Company (the "Merger"), the shareholders of USDA receiving in the merger approximately 22,500,000 new post-reverse stock split shares of the Common Stock, or approximately 90% of the equity of the Company.

            USDA is a Total Solutions Provider (TSP) headquartered in Boca Raton, Florida. For its first fiscal year of operations, the year ended December 31, 1999 (11 months), USDA had audited pre-tax earnings of $178,066 on net sales of $441,436. Prior to the merger with the Company, in late April, USDA completed a $2.4 million private placement.

           USDA offers an integrated communications service built on a unique hybrid network of AT&T and Cable &Wireless
backbones.   These leading fiber networks  offer  an  award-
winning Internet protocol backbone. They deliver a coast-to-coast fiber optic system using AT&T's premier integration, which contains the largest closed circuit network with 100,000 miles of redundant fiber nationwide, and Cable and
Wireless's  superior  Internet backbone.   The  Asynchronous
Transfer Mode (ATM) backbone links information using USDA's national network of 40 Network Access Points (NAP) located around North America. These NAP's offer superior redundancy and diverse routing technology, the keys to successful
Internet,     Extranet    and    Intranet    communications.
Furthermore,   USDA's   network   runs   on   AT&T's   SONET
(Synchronous  Optical  NETwork)  architecture,   using   bi-
directional    configuration   to   reroute    traffic    in
milliseconds.    If  a  fiber  cut  does  occur,   data   is
automatically redirected, greatly enhancing reliability.

           USDA's services include Internet access, co-location and remote access. USDA's customers are businesses, including Applications Service Providers, Internet Service Providers and telecommunication firms.

Item 6.        Exhibits and Reports on Form 8-K.

          A.   Exhibits:

          27   Financial Data Schedule

          B.   Reports on Form 8-K
          Registrant filed no reports on Form 8-K during the quarter ended March 31, 2000.




                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SUNVEST RESORTS, INC.

Date:  May 12, 2000           BY: /S/ Dominick F. Maggio
                                  -----------------------
                              Dominick F. Maggio
                              President, Principal Executive, Financial and
                              Accounting Officer