Form 10QSB
period 2000-06-30
US DATA AUTHORITY INC
filed 2000-08-15
CIK 1022962

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                          ------------------------
                                FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000
                       Commission File No. 000-28251

                           US Data Authority, Inc.
   (Exact name of small business issuer as specified in its charter)

         Florida                    65-0693150
(State of Incorporation)   (IRS Employer Identification No.)

3500 NW Boca Raton Boulevard, Building 811,
Boca Raton, Florida 33431
(Address of Principal Executive Offices)

(561) 368-0032
(Issuer's Telephone Number, Including Area Code)

SUNVEST RESORTS, INC.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Common stock, par value $.02 per share, 25,000,000 shares issued and outstanding as of August 14, 2000.

Transitional Small Business Disclosure Format (Check one): Yes __  No X


PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

                             US Data Authority, Inc.
                                 Balance Sheets
                                   (Unaudited)
Assets

                                   June 30, 2000     December 31, 1999
Cash and Equivalents                 $1,225,144
   Accounts receivable                   27,481
   Deferred income taxes                296,000
   Other                                 46,581
   Goodwill                             125,485
   Fixed assets-net                     619,092
   Assets from discontinued operations        0            12,645,700
                                      ---------            ----------
Total Assets                          2,339,783            12,645,700
                                      =========            ==========

Liabilities and Shareholders' Deficit

Notes and mortgages payable              40,520                     0
   Accounts payable and accrued
     liabilities                        599,439                     0
   Liabilities from discontinued
     operations                               0                     0
                                        639,959            15,589,100
                                        -------            ----------
Shareholders equity:

Common Stock $.02 par value
       100,000,000 authorized
       25,000,000 issued and
       outstanding                      500,000               180,000
   Capital in excess of par           2,574,950               699,600
   Accumulated deficit               (1,375,126)           (3,823,000)

Total shareholders' equity            1,699,824            (2,943,400)
                                      ---------             ---------

Total liabilities and
     shareholders' equity             2,339,783            12,645,700
                                      =========            ==========

           Refer to the Notes to Consolidated Financial Statements



                             US Data Authority, Inc.
                         Statements of Operations (Unaudited)

                                                 For the three months
                                                    ended June 30,
                                                  2000           1999
                                                 --------------------
Revenue                                           27,761            0
Cost of sales                                    396,893            0
Operating expenses:
    General and administrative                   378,804            0
                                                 -------
Other income                                       7,060            0
Loss from continuing operations                    -----
     before income taxes                        (740,876)           0
Income tax benefit                               296,000            0
Loss from continuing operations                 (444,876)           0
                                                 -------
Income (loss) from discontinued operations      (108,343)     (19,429)
Net income (loss)                               (553,219)     (19,429)
                                                 =======       =======
Basic and diluted (loss) per share                  $.01     ---




          Refer to the Notes to Consolidated Financial Statements



                             US Data Authority, Inc.
                       Statements of Operations (Unaudited)

                                                   For the six months
                                                     ended June 30,
                                                   2000           1999
                                                   -------------------
Revenues                                           27,781             0

Cost of Sales                                     396,893             0
                                                  -------
Operating expenses:

    General and administrative                    378,804             0
                                                  -------
Other income                                        7,060             0
                                                  -------
Loss from continuing operations
     before income taxes                         (740,876)            0

Income tax benefit                                296,000             0

Loss from continuing operations                  (444,876)            0
                                                  -------
Income (loss) from discontinued operations        234,853        46,666
                                                  -------        ------
Net Income (loss)                                (210,023)       46,666
                                                  =======        ======
Basic and diluted (loss) per share                   $.01     ---




             Refer to the Notes to Consolidated Financial Statements



                           US Data Authority, Inc.
                    Statements of Cash Flows (Unaudited)

                                                    For the six months
                                                       ended June 30,
                                                     2000          1999
                                                    -------------------
Cash flows from operating activities
   net (loss) from continuing operations          (444,876)
   net income from discontinued operations         234,853       46,666
                                                   -------       ------
Adjustments to reconcile net income to cash
     provided by operating activities:
   (Increase) decrease in assets:
   Depreciation & amortization                      27,658
   Fixed assets                                   (430,596)
   Accounts receivable                            (55, 136)
   Deferred taxes                                 (296,000)
   Other                                           112,352
                                                   -------
Cash used                                         (641,722)
                                                   -------
Net cash used in discontinued operations          (414,323)   (531,256)
                                                   -------     -------
Increase (decrease) in liabilities:
   Notes payable                                   140,520
   Accounts Payable                                371,270
   Sale of common stock                          1,020,350
                                                 ---------
Cash provided                                     1,532,140          0
                                                 ----------     ------
Net increase in cash                                266,072   (484,590)

Cash at beginning of period                         959,072    858,800

Cash at end of period                             1,225,144    374,210
                                                  =========    =======


Refer to the Notes to Consolidated Financial Statements



                             US Data Authority, Inc.
                   Notes to Consolidated Financial Statements
                                 (Unaudited)
                                June 30, 2000

Note 1. - Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Note 2. - Organization and Coverage of the Statements:

US Data Authority, Inc. (the "Company") has engaged in the real estate business since 1996 under the name "SunVest Resorts, Inc." In late April 2000, the Company distributed all of its assets (subject to liabilities) to its shareholders and, on May 1, 2000, effected a merger of US Data Authority, Inc. ("Former USDA"), a privately-held Florida corporation engaged in providing integrated communication and Internet services, into itself. On June 23, 2000, the Company changed its name to US Data Authority, Inc.

The merger was accounted for financial purposes as a "purchase." As a result, and due to the disposition by the Company of its real estate business as of May 1, 2000, (a) the balance sheet of the Company as of December 31, 1999, reflects the real estate operations which have been discontinued, (b) the Statements of Operations for the three months ended June 30, 2000 reflect results of the discontinued real estate operations for the month of April 2000 and the results of the Internet provider business of Former USDA for the months of May and June 2000,
(c) the Statements of Operations for the six months ended June 30, 2000, reflect the results of the discontinued real estate operations for the four months of January through April 2000, and the results of the Internet provider operations of Former USDA for the months of May and June 2000, and (d) the Statements of Cash Flows reflect the combined results of the discontinued real estate operations for the four months of January through April 2000, and the Internet provider operations of Former USDA for the months of May and June 2000.
For more detailed information regarding the discontinuation of the real estate operations, see the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000. For the audited results of Former USDA's operations since its inception in January 1999 through December 31, 1999, see the Company's Report on Form 8-K, filed with the SEC on May 4, 2000. For unaudited results of Former USDA's operations for the first four months of 2000, i.e. before the merger, see the Company's Report on Form 8-K/A, filed with the SEC on June 13, 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a "Tier II network provider" offering dedicated Internet access, virtual private networking, co-location services, application service provider services, virtual Internet service provider services and related services to primarily business customers. We sell these electronic commerce services by utilizing bandwidth available on backbones (i.e. fiber optic cables) owned by AT&T and Cable & Wireless, as well as our own network equipment.

We have begun implementing our business plan to sell these services in late April 2000, when Former USDA received a $2.4 million private placement. During this approximately three-month period, we have been building the foundation for our business by hiring the sales and marketing team and installing the equipment and making operational the Company's own Network Operating Center in Boca Raton (which contains a Network Access Point - "NAP") and the first (in Chicago) of the 39 additional nationwide NAPs to be located at 39 of AT&T's nationwide Network Operations Centers. We plan to make 12 additional NAPs operational by the end of August 2000, and all remaining of the 40 NAPs operational by the end of 2000, at which time we will be able to offer connectivity to customers all across the country.

In summary, currently we are at the stage where implementation of our business model to sell Tier II network services at reasonable prices has begun and is poised for very rapid growth. As discussed below, full implementation of the model will require additional capital.

Results of Operations

For the two months of continuing operations (i.e. since May 1, 2000), the Company incurred a net loss of $740,876, or approximately $.03 per share. Such loss was attributable to dramatically increased cost of goods sold and general and administrative expenses. Cost of goods sold consisted primarily of the costs of installing equipment, furniture and fixtures at the Company's Network Operating Center in Boca Raton. General and administrative expenses consisted of costs incurred in hiring administrative, management and sales and marketing personnel, legal and accounting fees, limited advertising and other marketing expenses and outsourced programming. These expenses were incurred while the Company has been placing in operation the NAPs, the opening of which is, by and large, a prerequisite to any significant sales and revenue realization. Management expects losses to continue at least throughout the rest of 2000, as revenue realization lags behind the availability of connectivity to customers at the Company's 40 NAPs and as such NAPs come on line throughout the last two quarters of 2000.

Liquidity and Capital Resources

The Company's operations have been utilizing cash from the proceeds of the $2.4 million private placement into Former USDA before the merger on May 1, 2000. As of June 30, 2000, the Company had $1,225,144 in cash on hand. Together with the proceeds from a $5.0 million capital lease entered by the Company with Cisco System Capital Corporation on June 30, 2000, the existing cash resources, management estimates, will be sufficient to fund the Company's operations through the third quarter of 2000.

The Company is currently negotiating the terms of $3.0 million equity infusion by means of a private placement with several groups of individual investors, some of whom have participated in the $2.4 million private placement into Former USDA. Management also expects that negotiations currently being conducted with The CIT Group, Inc., will result in the acquisition of a $1.2 million equipment line of credit to the Company to lease servers manufactured by Intel Corporation. Management believes that the proceeds of the equity infusion and the line of credit will be sufficient to fund the Company's operations through late 2000. Full implementation of the Company's business plan, management estimates, will require approximately $20 million in additional capital. There is no assurance that the Company's efforts to obtain additional liquidity and capital resources will be successful.

Forward-looking Statements

The foregoing discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include all statements that are not statements of historical fact regarding the intent, belief or expectations of the Company and its management with respect to, among other things: (1) trends affecting our operations, financial condition and business; (2) our growth and operating strategies; (3) our ability to achieve our sales objectives; (4) the continued and future acceptance of and demand for our products and services by our customers; and (5) our ability to raise additional capital if and when needed. The words "may," "will," "anticipate," "believe," "intend," "plan," "allow," "strategy" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected in the forward-looking statements as a result of risks related to (a) our ability to achieve, manage or maintain growth and execute our business strategy successfully; (b) our ability to sell our products and services customers; (c) our ability to respond to competition; and (d) the volatility associated with Internet-related companies. The Company undertakes no obligations to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.


PART II
OTHER INFORMATION

Item 1.       Legal Proceedings.

There are no material pending legal proceedings to which the Registrant or any of its property is the subject.

Item 2.       Changes in Securities.

(a)     None.
(b)     None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders, which took place on June 22, 2000, three matters were voted upon: (a) election of seven directors,
(b) approval of an Amendment of the Company's Articles of Incorporation (to change the name of the Company to US Data Authority, Inc. and increase the number of authorized shares of common stock to 100,000,000 and authorize 30,000,000 shares of preferred stock) and (c) approval of the Company's 2000 Stock Incentive Plan. Management solicited proxies for the meeting, there was no solicitation in opposition to management's nominees for directors and all such nominees were elected.

A total of (a) 21,663,543 votes were cast in favor, 698 shares voting against and 236 shares abstaining, the proposal to amend the Articles of Incorporation and (b) 21,648,314 votes were cast in favor, 16,091 shares voting against and 272 shares abstaining, the proposal to approve the 2000 Stock Incentive Plan.

Item 5.  Other Information.

Effective June 22, 2000, Ronald H. Leventhal, formerly the Company's Executive Vice President, was elected President, and Dominick F.
Maggio, formerly the Company's President, was elected Executive Vice President and Chief Operating Officer.

Item 6.  Exhibits and Reports on Form 8-K.

A.  Exhibits:
     10.1 Master Agreement to Lease Equipment between Cicso Systems Capital Corporation, as Lessor, and the Registrant, as Lessee, dated as of June 30, 2000.

       27  Financial Data Schedule

B.  Reports on Form 8-K

Registrant filed reports on Form 8-K during the quarter ended June 30, 2000, as follows:

* Report on Form 8-K filed on May 4, 2000, where the Registrant reported about the merger of Former USDA into the Company and with which audited financial statements of Former USDA for the year ended December 31, 1999, were filed.

*  Report on Form 8-K/A filed on June 13, 2000, with which were filed:
    * Statement of Discontinued Operations for the four months ended April 20, 2000;
    * Statement of Cash Flows for the four months ended April 30, 2000;
    * Statement of Profit and Loss for Former USDA for the four months ended April 30, 2000; and
    * Statement of Cash Flows for Former USDA for the four months ended April 30, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNVEST RESORTS, INC.
Date:  August 14, 2000    BY:      /S/ Ronald H. Leventhal
                               Ronald H. Leventhal
                               President, Principal Executive,
                               Financial and Accounting Officer


Exhibit 10.1
Master Agreement to Lease Equipment between Cicso Systems Capital Corporation, as Lessor and the Registrant, as Lessee, dated as of June 30, 2000.



                                                    No. __________
MASTER AGREEMENT TO LEASE EQUIPMENT

THIS MASTER AGREEMENT TO LEASE EQUIPMENT (together with the Appendix and Addendum, if any, hereto, this "Agreement") is entered into as of June 30, 2000 by and between CISCO SYSTEMS CAPITAL CORPORATION ("Lessor"), having its principal place of business at 170 West Tasman Drive, Mailstop SJCLP1/2, 3rd Floor, San Jose, California 95134 and US DATA AUTHORITY, INC., a Florida Corporation ("Lessee"), having its principal place of business at 3500 NW Boca Raton Boulevard, Building 811, Boca Raton, Florida 33431.
I.  THE LEASE

     1.1 Lease of Equipment. In accordance with the terms and conditions of this Agreement, Lessor shall lease to Lessee, and Lessee shall lease from Lessor, the personal property described in the lease schedule(s) (each, a "Schedule") to be entered into from time to time into which this Agreement is incorporated (each Schedule, together with this Agreement, a "Lease"), together with all substitutions, replacements, repairs, parts and attachments, improvements and accessions thereto (the "Equipment"). Capitalized terms not otherwise defined in this Agreement have the meanings specified in the applicable Schedule. Each Lease shall constitute a separate, distinct, and independent lease and contractual obligation of Lessee. Except as expressly set forth in any Lease, Lessor shall at all times retain the full legal title to the Equipment, it being expressly agreed by both parties that each Lease is an agreement of lease only.

     1.2 Equipment Procurement. Lessee has ordered or shall order the Equipment pursuant to one or more purchase orders or purchase contracts (together, "Purchase Order") to or with Cisco Systems, Inc., or a Cisco-approved reseller or any other vendor (together, "Vendor"), in accordance with the term sheet between lessee and Lessor dated June 13, 2000, which Purchase Order shall be promptly delivered to Lessor. Subject to Lessor's acceptance of such Equipment, as evidenced by its preparation and delivery to Lessee for signature of a Schedule relating to such Equipment, Lessee shall be deemed to have assigned to Lessor all Lessee's right, title and interest in and to the Equipment and the Purchase Order; provided that Lessor shall have no obligations under the Purchase Order. Lessee shall execute and return to Lessor (a) each Schedule within five days of Lessee's receipt of same, and (b) each Certificate of Acceptance within five days of receipt and acceptance of the applicable Equipment. If for whatever reason the lease transaction in respect of the Equipment is not consummated, (i) Lessee shall remain solely liable to pay Vendor in accordance with the Purchase Order, and
(ii) upon receipt of satisfactory evidence of such payment by Lessee, Lessor shall assign to Lessee, without warranty, its right, title and interest in and to the Equipment and the Purchase Order.

     1.3 Term of Lease. The Original Term of each Lease shall begin on the Commencement Date as specified in the applicable Schedule and, subject to Sections 3.5 and 4.2, shall terminate on the date specified in the applicable Schedule. If so provided in the applicable Schedule, the Original Term for any Lease may be succeeded by one or more

     1.4 Extended Terms. Subject to Sections 3.5 and 4.2 and any express provisions of the Schedule, no Lease may be terminated by Lessor or Lessee, for any reason whatsoever, prior to the end of the Original Term or any pending Extended Term. Rental Payments. Lessee shall pay Lessor Rent for the Equipment in the amounts and at the times specified in the applicable Schedule. All Rent and other amounts payable by Lessee to Lessor hereunder shall be paid to Lessor at the address specified above, or at such other place as Lessor may designate in writing to Lessee from time to time.

     1.5 Return of Equipment.  Upon expiration of the Lease Term,
Lessee shall immediately return the Equipment to Lessor in the condition and at the place provided in Section 3.3.

II.  DISCLAIMERS AND WARRANTIES; INTELLECTUAL PROPERTY
     2.1 Disclaimers; Warranties. Lessee represents and acknowledges that the Equipment is of a size, design, capacity and manufacture selected by it, and that it is satisfied that the Equipment is suitable for its purposes. LESSEE LEASES THE EQUIPMENT AS IS, AND, NOT BEING THE MANUFACTURER OF THE EQUIPMENT, THE MANUFACTURER'S AGENT OR THE SELLER'S AGENT, LESSOR MAKES NO WARRANTY OR REPRESENTATION, EXPRESS OR IMPLIED, AS TO THE MERCHANTABILITY, FITNESS FOR ANY PARTICULAR PURPOSE, DESIGN OR CONDITION OF THE EQUIPMENT. LESSOR SHALL NOT BE RESPONSIBLE FOR ANY LOSS OR DAMAGE RESULTING FROM THE INSTALLATION, OPERATION OR OTHER USE, OR DEINSTALLATION OF THE EQUIPMENT, INCLUDING ANY DIRECT, INDIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES OR LOSS. Lessee shall look solely to the manufacturer or the supplier of the Equipment for correction of any problems that may arise with respect thereto, and all transferable manufacturer and supplier warranty rights are, to the extent such rights have been transferred to Lessor, hereby assigned without representation or warranty by Lessor to Lessee for the Lease Term, which warranties Lessee is authorized to enforce if and when there exists no Event of Default. Any such enforcement shall be at Lessee's sole cost and expense.

     2.2 Intellectual Property. Lessee acknowledges that neither this Agreement nor any Lease conveys any explicit or implicit license for the use of software or other intellectual property of Cisco Systems, Inc. or its affiliates relating to the Equipment and that such license rights, to the extent they exist, are contained in separate documentation entered into between Lessee and Cisco Systems, Inc. or other persons. LESSOR MAKES NO WARRANTIES OR REPRESENTATIONS WHATSOEVER WITH RESPECT TO THE INTELLECTUAL PROPERTY RIGHTS, INCLUDING ANY PATENT, COPYRIGHT AND TRADEMARK RIGHTS, OF ANY THIRD PARTY WITH RESPECT TO THE EQUIPMENT, WHETHER RELATING TO INFRINGEMENT OR OTHERWISE. Lessor shall, when reasonably requested in writing by Lessee, provided there exists no Event of Default and an indemnity satisfactory to Lessor is delivered by Lessee, and at Lessee's cost and expense, enforce rights of indemnification, if any, for patent, copyright or other intellectual property infringement obtained from the manufacturer under any agreement for purchase of the Equipment. If notified promptly in writing of any action brought against Lessee based on a claim that the Equipment infringes a United States patent, copyright or other intellectual property right, Lessor shall promptly notify the manufacturer thereof for purposes of exercising, for the benefit of Lessee, Lessor's rights with respect to such claim under any such agreement.

III.  LESSEE OBLIGATIONS

     3.1 Net Lease; Payments Unconditional. EACH LEASE IS A NET LEASE, AND ALL COSTS, EXPENSES AND LIABILITIES RELATING TO THE EQUIPMENT, INCLUDING IN RESPECT OF TAXES, INSURANCE AND MAINTENANCE, SHALL BE BORNE SOLELY BY LESSEE. LESSEE'S OBLIGATION TO PAY ALL RENT AND OTHER SUMS THEREUNDER, AND THE RIGHTS OF LESSOR IN AND TO SUCH PAYMENTS, SHALL BE ABSOLUTE AND UNCONDITIONAL, AND SHALL NOT BE SUBJECT TO ANY ABATEMENT, REDUCTION, SETOFF, DEFENSE, COUNTERCLAIM, INTERRUPTION, DEFERMENT OR RECOUPMENT, FOR ANY REASON WHATSOEVER.

     3.2 Use of Equipment. Lessee shall use the Equipment solely in the conduct of its business, in a manner and for the use contemplated by the manufacturer thereof, and in compliance with all Requirements of Law of every Governmental Authority having jurisdiction over the Equipment or Lessee and with the provisions of all policies of insurance carried by Lessee pursuant to Section 3.6.

     3.3 Delivery; Installation; Return; Maintenance and Repair; Inspection. Lessee shall be solely responsible, at its own expense, for (a) the delivery of the Equipment to Lessee, (b) the packing, rigging and delivery of the Equipment back to Lessor, upon expiration or termination of the Lease Term, in good repair, condition and working order, ordinary wear and tear excepted, at the location(s) within the continental United States specified by Lessor, and (c) the installation, de-installation, maintenance and repair of the Equipment. During the Lease Term, Lessee shall ensure that the Equipment is covered by a maintenance agreement, to the extent available, with the manufacturer of the Equipment or other party reasonably acceptable to Lessor. Lessee shall, at its expense, keep the Equipment in good repair, condition and working order, ordinary wear and tear excepted, and at the expiration or termination of the Lease Term with respect to any of the Equipment, have such Equipment inspected and certified acceptable for maintenance service by the manufacturer. If any of the Equipment, upon its return to Lessor, is not in good repair, condition and working order, ordinary wear and tear excepted, and so inspected and certified, Lessee shall be obligated to pay Lessor for the out-of-pocket expenses Lessor incurs in bringing such Equipment up to such status, but not in excess of the Casualty Value for such Equipment, promptly after its receipt of an invoice for such expenses. Lessor shall be entitled to inspect the Equipment at reasonable times.

     3.4 Taxes. Lessee shall pay, and hereby indemnifies Lessor on a net, after-tax basis, against, and shall hold it harmless from, all license fees, assessments, and sales, use, property, excise and other taxes and charges, other than those measured by Lessor's net income, now and hereafter imposed by any Governmental Authority upon or with respect to any of the Equipment, or the possession, ownership, use or operation thereof, or any Lease, or the consummation of the transactions contemplated by any Lease. Notwithstanding the foregoing, to the extent required of it by applicable law and in reliance upon Lessee's disclosure of the location of such Equipment, Lessor shall file personal property tax returns, and shall pay personal property taxes payable with respect to the Equipment. Lessee shall pay to Lessor the amount of all such personal property taxes within 15 days of its receipt of an invoice for such taxes. For any Lease that is specified as an FMV Lease in the applicable Schedule, Lessee acknowledges that it is the intent of Lessor, and a material inducement to Lessor to enter into such Lease, to obtain all state and Federal income tax benefits of ownership with respect to the Equipment under such Lease, including entitlement to annual accelerated cost recovery deductions.

     3.5 Loss of Equipment. Lessee assumes the risk that, and shall promptly notify Lessor in writing if, any item of Equipment becomes lost, stolen, damaged, destroyed or otherwise unfit or unavailable for use from any cause whatsoever (an "Event of Loss") after it has been delivered to a common carrier for shipment to Lessee. Unless the item is damaged and is reparable within a reasonable period of time in the judgment of Lessor (in which event Lessee shall promptly cause such item to be repaired and restored to the condition and value it had prior to such Event of Loss, at its own cost and expense), Lessee shall pay to Lessor on the Rent payment date following Lessor's receipt of such notice (or, if none, 30 days after such Event of Loss), an amount equal to the Rent payment or payments due and payable with respect to such Equipment on or prior to such date, plus a sum equal to the Casualty Value of such Equipment as of such date. Upon making such payment, the Rent for such Equipment shall cease to accrue, the term of the Lease as to such Equipment shall terminate and (except in the case of loss, unrecovered theft or complete destruction) Lessor shall be entitled to recover possession of such Equipment in accordance with the provisions of Section 3.3 above. If Lessor has received the foregoing amount, Lessee shall be entitled to the proceeds of any recovery in respect of such Equipment from insurance or otherwise, provided that if the Equipment is subject to an FMV Lease, Lessee shall be entitled to receive such proceeds only up to the Casualty Value therefor, any excess amount to be paid to Lessor.

     3.6 Insurance. Lessee shall obtain and maintain for the Lease Term at its own expense, property damage and liability insurance and insurance against loss or damage to the Equipment as a result of fire, explosion, theft, vandalism and such other risks of loss as are normally maintained on equipment of the type leased hereunder by companies carrying on the business in which Lessee is engaged, in such amounts, in such form and with such insurers as shall be satisfactory to Lessor. Each insurance policy shall name Lessee as insured and Lessor and its assignees as additional insureds and loss payees thereof as their interest may appear, and shall provide that it may not be cancelled or altered without at least 30 days' prior written notice thereof being given to Lessor (or 10 days', in the event of non-payment of premium).

     3.7 Indemnity. Except with respect to the gross negligence or willful misconduct of Lessor, Lessee hereby indemnifies, protects, defends and holds harmless Lessor from and against any and all claims, liabilities (including negligence, tort and strict liability), demands, actions, suits, and proceedings, losses, costs, expenses and damages, including reasonable attorneys' fees and costs (collectively, "Claims"), arising out of, connected with, or resulting from any Lease or any of the Equipment, or any ancillary or related software or other intangibles, whether arising before, during or after the Lease Term (but not Claims relating to events occurring after Lessee has returned the Equipment to Lessor in accordance with Section 3.3), including Claims relating to the manufacture, selection, purchase, delivery, possession, condition, use, operation, return or other disposition of the Equipment. Each of the parties shall give the other prompt written notice of any Claim of which it becomes aware.

     3.8 Lessee Negative Covenants. Without the prior written consent of Lessor, which consent as it pertains to clauses (b) and (d) below shall not be unreasonably withheld, Lessee shall not: (a) assign, transfer, or otherwise dispose of any Equipment, the Lease or any rights or obligations thereunder; (b) sublease any of the Equipment or permit the Equipment to be controlled by any other person; (c) create or incur, or permit to exist, any Lien with respect to any of the Equipment; (d) cause or permit any of the Equipment to be moved from the location specified in the applicable Schedule; or (e) cause or permit any of the Equipment to be moved outside the United States.

     3.9 Identification. Lessee shall place and maintain permanent markings provided by Lessor on the Equipment evidencing ownership, security and other interests therein, as specified from time to time by Lessor.

     3.10 Alterations and Modifications. Lessee shall not make any additions, attachments, alterations or improvements to the Equipment without the prior written consent of Lessor, not to be unreasonably withheld. Any addition, attachment, alteration or improvement to any item of Equipment shall belong to and become the property of Lessor unless, at the request of Lessor, it is removed prior to the return of such item of Equipment by Lessee. Lessee shall be responsible for all costs relating to such removal and shall restore such item of Equipment to the condition and value otherwise required hereunder.

     3.11 Personal Property. Lessee acknowledges and represents that the Equipment shall be and remain personal property, notwithstanding the manner by which it may be attached or affixed to realty, and Lessee shall do all acts and enter into all agreements necessary to ensure that the Equipment remains personal property. If requested by Lessor with respect to any item of Equipment, Lessee shall obtain and deliver to Lessor equipment access agreements, satisfactory to Lessor, from all persons claiming any interest in the real property on which such item of Equipment is installed or located.

     3.12 Financial Statements. Subject to the term of any Schedule, Lessee shall promptly furnish to Lessor such financial or other statements regarding the condition and operations of Lessee and any Guarantor, and information regarding the Equipment, as Lessor may from time to time reasonably request.

     3.13 Lessee Representations. Lessee hereby represents and warrants as of the date hereof and of each Schedule entered into hereunder, as follows:

          (a) With respect to this Agreement, and each Schedule, certificate evidencing acceptance of equipment, assignment of purchase order, insurance letter, proposal letter, UCC financing statement, or other document now or hereafter executed by Lessee in connection with any Lease (collectively, "Lease Documents"), (i) the execution, delivery and performance thereof by Lessee or its attorney-in-fact have been duly authorized by all necessary corporate, partnership or company action; (ii) the person executing such documents is duly authorized to do so; and (iii) such documents constitute legal, valid and binding obligations of Lessee, enforceable in accordance with their terms.

          (b) There are no actions, suits or proceedings pending or, to the best of Lessee's knowledge, threatened, against or affecting Lessee or any of its Subsidiaries before any Governmental Authority or arbitrator which (i) purport to affect or pertain to this Agreement or any Lease, or (ii) if determined adversely to Lessee or any such Subsidiary, would result in a Material Adverse Change.

          (c) Lessee and its Subsidiaries possess all approvals, authorizations, permits, franchises, licenses, patents, trademarks, trade names, service marks, and copyrights, free from burdensome restrictions, that are reasonably necessary for the ownership, maintenance and operation of their respective businesses and the maintenance and operation of the Equipment, and neither Lessee nor any of its Subsidiaries is in material violation of any right of others with respect to the foregoing.

          (d) Lessee and its Subsidiaries have filed all federal and other material tax returns and reports required to be filed and have paid all federal and other material taxes, assessments, fees and other governmental charges levied or imposed upon them or their properties, income or assets and otherwise due and payable, except those which are being or will be contested in good faith by appropriate proceedings and for which adequate reserves have been provided in accordance with GAAP. Lessee has not received any notice of any proposed tax assessment against Lessee or any of its Subsidiaries that would, if made, result in a Material Adverse Change.

          (e) There exists no Event of Default hereunder.

IV.  DEFAULT AND REMEDIES

     4.1 Events of Default. The occurrence of any of the following shall constitute an "Event of Default" hereunder and under each Lease:
(a) Lessee fails to pay any Rent or other amount due under any Lease within five days after it becomes due and payable; (b) any representation or warranty of Lessee made in any Lease Document proves to have been false or misleading in any material respect as of the date when it was made; (c) Lessee fails to maintain insurance as required herein or breaches any of clauses (a), (b) or (e) of Section 3.8;
(d) Lessee fails to perform any other covenant, condition or agreement made by it under any Lease, and such failure continues for 20 days;
(e) bankruptcy, receivership, insolvency, reorganization, dissolution, liquidation or other similar proceedings are instituted by or against Lessee, any Guarantor or any partner of a partnership Lessee or Guarantor, or all or any part of such person's property, under the Bankruptcy Code or other law of the United States or of any other competent jurisdiction, and, if such proceeding is brought against such person, it consents thereto or fails to cause the same to be discharged within 45 days after it is filed; (f) Lessee materially defaults under any agreement with respect to the purchase or installation of any of the Equipment; or (g) Lessee or any guarantor of any Lease, or any of their respective Subsidiaries or other Affiliates, defaults under any other instrument or agreement with Lessor or Cisco Systems, Inc.

     4.2 Remedies. If an Event of Default exists, Lessor may exercise any one or more of the following remedies, in addition to those arising under applicable law: (a) proceed, by appropriate court action, to enforce performance by Lessee of the applicable covenants of any or all of the Leases; (b) terminate any or all Leases by notice to Lessee and take possession of any or all of the Equipment and, for such purpose, enter upon any premises where the Equipment is located with or without notice or process of law and free from all claims by Lessee or any other person, or require Lessee to assemble the Equipment and deliver it to Lessor in accordance with Section 3.3; (c) recover any and all direct and incidental damages, including all accrued and unpaid Rent and other amounts owing under any Lease, and (i) for any Lease that is an FMV Lease, the Equipment for which has not been returned to Lessor in the condition required hereunder, an amount equal to the Casualty Value thereof; or (ii) for any Lease that is an FMV Lease, the Equipment for which has been so returned to Lessor, such amounts as are provided for the lessee breach of a personal property lease under the Uniform Commercial Code of the jurisdiction specified in Section 5.11 (the "Code"), using the Discount Rate to calculate present values for such purpose; or (iii) for any Lease that is not an FMV Lease, an amount equal to the present value, discounted at the Discount Rate, of the sum of all Rent and other payments remaining to be paid under such Lease through the Lease Term plus the applicable purchase option amount specified in Paragraph 7 of the Schedule; and (d) sell or re-lease any or all of the Equipment, through public or private sale or lease transactions, and apply the proceeds thereof to Lessee's obligations under such Leases or otherwise seek recovery in accordance with applicable provisions of the Code. Lessee shall remain liable for any resulting deficiency and Lessor may retain any surplus it may realize in connection with an FMV Lease. The "Discount Rate" shall be the rate for U.S. Treasury obligations having a constant maturity of three months, as specified in the Federal Reserve Statistical Release H.15 (or replacement publication) issued most recently prior to the date of termination of the Lease. Lessee shall pay all costs and expenses (including reasonable attorneys' fees) incurred by Lessor in retaking possession of, and removing, storing, repairing, refurbishing and selling or leasing such Equipment and enforcing any obligations of Lessee pursuant to any Lease.

V.  MISCELLANEOUS

     5.1 Performance of Lessee's Obligations. Upon Lessee's failure to pay any amount or perform any obligation under any Lease when due, Lessor shall have the right, but shall not be obligated, to pay such sum or perform such obligation, whereupon such sum or cost of such performance shall immediately become due and payable thereunder, with interest thereon at the Default Rate from the date such payment or performance was made.

     5.2 Right to Use. So long as no Event of Default exists, neither Lessor nor its assignee shall interfere with Lessee's right to use the Equipment under any Lease.

     5.3 Assignment by Lessor. Lessor may assign or transfer any or all of Lessor's interest in this Agreement, any Lease, any Equipment or Rents, without notice to Lessee. Any assignee of Lessor shall have all of the rights, but none of the obligations (unless otherwise provided in the applicable assignment), of a "Lessor" under this Agreement and the applicable Lease, and Lessee agrees that it will not assert against any assignee any defense, counterclaim or offset that Lessee may have against Lessor or any preceding assignee, and that upon notice of such assignment or transfer, it will pay all Rent and other sums due under this Agreement and the applicable Lease to such assignee or transferee. Lessee acknowledges that any assignment or transfer by Lessor shall not materially change Lessee's duties or obligations under this Agreement or any Lease, nor materially increase the burdens or risks imposed on Lessee or, unless Lessee has consented to the assignment, relieve Lessor from its material obligations hereunder.

     5.4 Further Assurances. Upon the request of Lessor from time to time, Lessee shall execute and deliver such further documents and do such further acts as Lessor may reasonably request in order fully to effect the purposes of this Agreement or any Lease. Lessee hereby appoints Lessor its attorney in fact, coupled with an interest, authorized, without any obligation to do so, (a) to sign on Lessee's behalf and file, record and register financing statements, and amendments and continuations thereof, and any other documents relating to liens, security interests or property rights of Lessor, Lessee or any third person with respect to any Equipment and ancillary property, in accordance with any Uniform Commercial Code or other code or statute, and (b) to enforce, in its own name or in the name of Lessee, claims relating to any Equipment against insurers, manufacturers or other persons, and to make, adjust, settle, compromise and receive payments as to such claims.

     5.5 Rights and Remedies. Each right and remedy granted to Lessor under any Lease shall be cumulative and in addition to any other right or remedy existing in equity, at law, by virtue of statute or otherwise, and may be exercised by Lessor from time to time concurrently or independently and as often and in such order as Lessor may elect. Any failure or delay on the part of Lessor in exercising any such right or remedy shall not operate as a waiver thereof.

     5.6 Notices. Any notice, request, demand, consent, approval or other communication provided for or permitted in relation to any Lease shall be in writing and shall be conclusively deemed to have been received by a party hereto on the day it is delivered to such party at its address, or received by the party at such facsimile number, as is set forth in such Lease (or at such other addresses or fax numbers such party shall specify to the other party in writing), or if sent by registered or certified mail, return receipt requested, on the fifth day after the day on which it is mailed, postage prepaid, addressed to such party.

     5.7 Section Headings; Interpretation. Section headings are inserted for convenience of reference only and shall not affect any construction or interpretation of any Lease Document. In interpreting the provisions of any Lease Document, (a) the term "including" is not limiting; (b) references to "person" include individuals, corporations and other legal persons and entities; (c) the singular of defined terms includes the plural and vice-versa; and (d) section and paragraph references are to the document in which such reference appears, unless the context otherwise requires.

     5.8 Entire Lease. This Agreement, together with the other Lease Documents, constitute the entire agreement between Lessor and Lessee with respect to the lease of the Equipment. No waiver or amendment of, or any consent with respect to, any provision of any Lease Document shall bind either party unless set forth in a writing, specifying such waiver, consent, or amendment, signed by both parties. TO THE EXTENT PERMITTED BY APPLICABLE LAW AND NOT OTHERWISE SPECIFICALLY GRANTED TO LESSEE IN ANY LEASE DOCUMENT, LESSEE HEREBY WAIVES ANY AND ALL RIGHTS OR REMEDIES CONFERRED UPON A LESSEE UNDER THE CODE OR ANY OTHER APPLICABLE LAW OR STATUTE, WITH RESPECT TO A DEFAULT BY LESSOR UNDER THIS AGREEMENT OR ANY LEASE (provided that nothing in the preceding sentence constitutes a waiver of Lessee's right to assert a breach of contract or bad faith defense, claim or counterclaim based on any allegation that Lessor has breached its material obligations under this Agreement). Each FMV Lease is intended by the parties as a "finance lease" under the Code.

     5.9 Severability. Should any provision of any Lease Document be or become invalid, illegal, or unenforceable under applicable law, the other provisions of such Lease Document shall not be affected and shall remain in full force and effect.

     5.10 Attorneys' Fees; Default Interest; Maximum Rates. Lessee shall reimburse Lessor for all charges, costs, expenses and attorney's fees incurred by Lessor (a) in defending or protecting its interests in the Equipment, (b) in the enforcement of this Agreement or any Lease, and (c) in any lawsuit or other legal proceeding to which this Agreement or any Lease gives rise. Any nonpayment of Rent or other amount payable under any Lease shall result in Lessee's obligation to promptly pay Lessor on such overdue payment, for the period of time during which it is overdue (including during any grace period), interest at a rate ("Default Rate") equal to fourteen percent (14%) per annum. To the extent that any payment of interest (including any amount deemed imputed interest for purposes of applicable law) under any Lease Document would otherwise exceed provisions of any law limiting the highest rate of interest that may be lawfully contracted for, charged or received by Lessor, such payment amount shall be deemed reduced to such amount as is equal to or consistent with the highest rate permitted by applicable law.

     5.11 Governing Law and Jurisdiction. THIS AGREEMENT AND THE OTHER LEASE DOCUMENTS SHALL BE GOVERNED IN ALL RESPECTS BY THE LAWS OF THE STATE OF CALIFORNIA. LESSOR AND LESSEE WAIVE ALL RIGHTS TO TRIAL BY JURY IN ANY LITIGATION ARISING FROM ANY LEASE DOCUMENT. LESSEE CONSENTS TO THE NON-EXCLUSIVE JURISDICTION OF THE STATE COURTS OF CALIFORNIA, AND THE FEDERAL COURTS SITTING IN THE STATE OF CALIFORNIA, FOR THE RESOLUTION OF ANY DISPUTES UNDER ANY LEASE DOCUMENT.

     5.12 Survival. All obligations of Lessee to make payments to Lessor under any Lease or to indemnify Lessor, including pursuant to
Section 3.4 or 3.7 above, with respect to a Lease, and all rights of Lessor hereunder with respect to a Lease, shall survive the termination of such Lease and the return of the Equipment.

     5.13 Security. To secure the payment and performance by Lessee of all obligations under each Lease, and in addition to any other security granted under other agreements, Lessee hereby grants Lessor a security interest in Lessee's right, title and interest, now existing and hereafter arising, in and to, (a) all Equipment subject to such Lease,
(b) all insurance, warranty, rental and other claims and rights to payment and chattel paper arising out of such Equipment, (c) all rights to software used or usable in connection with the Equipment and which is embedded in the Equipment, and (d) all books, records and proceeds relating to the foregoing.

     5.14 Counterparts; Chattel Paper. Each Lease Document may be executed in counterparts, and when so executed each counterpart shall be deemed to be an original, and such counterparts together shall constitute one and the same instrument. The original of each Schedule shall constitute chattel paper for purposes of the Code. If there exist multiple originals of a Schedule, the one marked "Lessor's Copy" or words of similar import, shall be the only chattel paper.

     5.16 Appendix; Addenda. The Appendix and the Addendum, if any, are a part of and incorporated into this Agreement by this reference.

LESSEE, BY THE SIGNATURE BELOW OF ITS AUTHORIZED REPRESENTATIVE, ACKNOWLEDGES THAT IT HAS READ THIS AGREEMENT, UNDERSTANDS IT, AND AGREES TO BE BOUND BY ITS TERMS AND CONDITIONS. EACH PERSON SIGNING BELOW ON BEHALF OF LESSEE REPRESENTS THAT HE OR SHE IS AUTHORIZED TO EXECUTE AND DELIVER THIS AGREEMENT ON BEHALF OF LESSEE.

LESSOR:                                 LESSEE:
CISCO SYSTEMS CAPITAL CORPORATION       US DATA AUTHORITY, INC.
By:   /S/ Wayne Sepos                   By:     /S/Ronald H. Leventhal
     (Authorized Signature)             President, Principal Executive,
                                        Financial and Accounting
                                        Officer

-21-