Form 10QSB/A
period 2000-06-30
US DATA AUTHORITY INC
filed 2000-11-13
CIK 1022962

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB/A

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
Commission File No. 000-28251

US Data Authority, Inc.
(Exact name of small business issuer as specified in its charter)

Florida (State of Incorporation)	65-0693150 (I.R.S. Employer Identification No.)

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

Yes __X__ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common stock, par value $.02 per share, 25,000,159 shares issued and outstanding as of August 14, 2000.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

US Data Authority, Inc.
Balance Sheets
(Unaudited)
Assets
	June 30, 2000	December 31, 2000
Cash and equivalents Accounts receivable Deferred income taxes Other Goodwill Fixed assets-net Assets from discontinued operations	$1,225,144 87,885 296,000 46,581 125,485 619,092 0	12,645,700
Total Assets	2,400,187	12,645,700
Liabilities and Shareholders' Deficit
Notes and mortgages payable Accounts payable and accrued liabilities Liabilities from discontinued operations	40,520 599,439 0	0 0 15,589,100
	639,959	15,589,100
Shareholders' equity:
Common Stock, $.02 par value 100,000,000 authorized 25,000,159 issued and outstanding Capital in excess of par Accumulated deficit	500,000 2,574,950 (1,314,722)	180,000 699,600 (3,823,000)
Total shareholders' equity	1,760,228	(2,943,400)
Total liabilities and shareholders' equity	$2,400,187	$12,645,700

Refer to the Notes to Consolidated Financial Statements.

US Data Authority, Inc.
Statements of Operations (Unaudited)
	For the three months ended June 30,
	2000	1999
Revenue	27,761	0
Cost of sales	359,393	0
Operating Expenses: General and administrative	355,900	0
Other income	7,060	0
Loss from continuing operations before income taxes	(680,472)	0
Income tax benefit	296,000	0
Loss from continuing operations	(384,472)	0
Income (loss) from discontinued operations	(108,343)	(19,429)
Net income (loss)	(492,815)	(19,429)
Basic and diluted (loss) per share	$.02	---

Refer to the Notes to Consolidated Financial Statements.

US Data Authority, Inc.
Statements of Operations (Unaudited)
	For the six months ended June 30,
	2000	1999
Revenue	27,761	0
Cost of sales	359,393	0
Operating Expenses General and administrative	355,900	0
Other income	7,060	0
Loss from continuing operations before income taxes	(680,472)	0
Income tax benefit	296,000	0
Loss from continuing operations	(384,472)	0
Income (loss) from discontinued operations	(234,853)	46,666
Net income (loss)	(149,619)	46,666
Basic and diluted (loss) per share	$.01	---

Refer to the Notes to Consolidated Financial Statements.

US Data Authority, Inc.
Statements of Cash Flows (Unaudited)
	For the six months ended June 30,
	2000	1999
Cash flows from operating activities net (loss) from continuing operations net income from discontinued operations	(384,472) 234,853	46,666
Adjustments to reconcile net income to cash provided by operating activities: (Increase) decrease in assets: Depreciation & amortization Fixed assets Accounts receivable Deferred taxes Other	27,658 (430,596) (115,540) (296,000) 112,352
Cash used	(702,126)
Net cash used in discontinued operations	(414,323)	(531,256)
Increase (decrease) in liabilities: Notes payable Accounts Payable Sale of common stock	140,520 371,270 1,020,350
Cash provided	1,532,140	_____0
Net increase in cash	266,072	(484,590)
Cash at beginning of period	959,072	858,800
Cash at end of period	1,225,144	374,210

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

* Statement of Discontinued Operations for the four months ended April 20, 2000;

* Statement of Cash Flows for the four months ended April 30, 2000;

* Statement of Profit and Loss for Former USDA for the four months ended April 30, 2000; and

* Statement of Cash Flows for Former USDA for the four months ended April 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SunVest Resorts, INC.

Date: November 10, 2000 By: /S/ Jack B. Blount
 Jack B. Blount
President, Principal Executive,
Financial and Accounting Officer