Form 10QSB
period 2000-09-30
US DATA AUTHORITY INC
filed 2000-11-15
CIK 1022962

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
Commission File No. 000-28251

US Data Authority, Inc.
(Exact name of small business issuer as specified in its charter)

Florida (State of Incorporation)	65-0693150 (I.R.S. Employer Identification No.)

3500 NW Boca Raton Boulevard, Building 811, Boca Raton, Florida 33431
(Address of Principal Executive Offices)

(561) 368-0032
(Issuer's Telephone Number, Including Area Code)

N/A
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

Common stock, par value $.02 per share, 20,000,159 shares issued and outstanding as of November 13, 2000.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

US Data Authority, Inc.
(a development stage company)
Balance Sheets
(Unaudited)
Assets
	September 30, 2000	December 31, 1999
Cash and equivalents Accounts receivable Note receivable Current assets	$368,524 48,872 151,000 568,396	$
Fixed assets-net Goodwill - net Deferred income taxes Other Assets from discontinued operations	4,399,569 115,030 900,000 135,375 ________0	12,645,700
Total Assets	$6,118,370	$12,645,700
Liabilities and Shareholders' Deficit
Accounts payable and accrued liabilities Liabilities from discontinued operations	$3,550,703 _______0	$ 0 15,589,100
Total current liabilities	3,550,703	15,589,100
Long term debt Total Liabilities	800,000 4,350,703	0 15,589,100
Shareholders' equity:
Common Stock, $.02 par value 100,000,000 authorized 25,000,159 issued and outstanding Capital in excess of par Accumulated deficit	500,000 3,547,450 (2,279,783)	180,000 699,600 (3,823,000)
Total shareholders' equity	1,767,667	(2,943,400)
Total liabilities and shareholders' equity	$6,118,370	$12,645,700

Refer to the Notes to Consolidated Financial Statements.

US Data Authority, Inc.
(a development stage company)
Statements of Operations (Unaudited)
	For the three months ended September 30,
	2000	1999
Revenue	$ 18,562	$ 0
Cost of sales	395,573	0
	(377,011)	0
Operating Expenses: General and administrative	1,438,589	0
Other income	11,686	0
Loss from continuing operations before income taxes	(1,803,914)	0
Income tax benefit	604,000	0
Loss from continuing operations	(1,199,914)	0
Income (loss) from discontinued operations	________0	(35,466)
Net income (loss)	$(1,199,914)	$(35,466)
Basic and diluted (loss) per share	($.05)	---

Refer to the Notes to Consolidated Financial Statements.

US Data Authority, Inc.
(a development stage company)
Statements of Operations (Unaudited)
	For the nine months ended September 30,
	2000	1999
Revenue	$ 46,323	$ 0
Cost of sales	754,966	0
Operating Expenses General and administrative	1,794,489	0
Other income	18,746	0
Loss from continuing operations before income taxes	(2,484,386)	0
Income tax benefit	900,000	0
Loss from continuing operations	(1,584,386)	0
Income (loss) from discontinued operations	234,853	11,200
Net income (loss)	$(1,349,533)	$11,200
Basic and diluted (loss) per share	($.05)	---

Refer to the Notes to Consolidated Financial Statements.

US Data Authority, Inc.
(a development stage company)
Statements of Cash Flows (Unaudited)
	For the nine months ended September 30,
	2000	1999

Cash flows from operating activities
net (loss) from continuing operations
net income from discontinued operations
Adjustments to reconcile net income to cash provided by operating activities:
(Increase) decrease in assets:
Depreciation & amortization
Deferred taxes
Accounts payable and long term debt
Other

	$(1,584,386) 234,853 86,955 (900,000) 1,122,534 119,997	$ 11,200 _____
Cash used in operations	(920,047)
Net cash used in discontinued operations	(414,323)	(564,600)
Investing Activities Fixed Assets	(4,298,028)
Financing Activities: Sale of common stock Capitalized equipment lease Note receivable	1,992,850 3,200,000 (151,000) 5,041,850
Net (Decrease) in Cash	(590,548)	(553,400)
Cash at beginning of period	959,072	858,800
Cash at end of period	$ 368,524	$ 305,400

Refer to the Notes to Consolidated Financial Statements

US Data Authority, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2000

Note 1. - Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

The merger was accounted for financial purposes as a "purchase." As a result, and due to the disposition by the Company of its real estate business as of May 1, 2000, (a) the balance sheet of the Company as of December 31, 1999, reflects the real estate operations which have been discontinued, (b) the Statements of Operations for the three months ended September 30, 2000, reflect results of the Internet provider business of Former USDA for the months of July, August and September 2000, (c) the Statements of Operations for the nine months ended September 30, 2000, reflect the results of the discontinued real estate operations for the four months of January through April 2000, and the results of the Internet provider operations of Former USDA for the months of May through September 2000, and (d) the Statements of Cash Flows reflect the combined results of the discontinued real estate operations for the four months of January through April 2000, and the Internet provider operations of Former USDA for the months of May through September 2000.

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

Note 3. - Development Stage Company:

The Company's business plan consists of two main operational phases. In the first phase, the Company will acquire the necessary equipment, hire the required personnel and design, install and activate the appropriate networks to make broadband connectivity fully operational at 40 Network Access Points (NAPs) nationwide. In the second phase, the Company will acquire the necessary equipment, hire the required personnel and design, install and activate (a) a distributed network massive storage capacity and (b) a content delivery network capability.

As of this date, 31 of the NAPs have been installed and are operational. Assuming that the Company is able to raise the necessary capital, management anticipates that the minimum 40 NAPs will be installed and become operational by the end of 2000, and that upon completion of the first phase of the Company's business plan the Company will cease being a development stage company. Completion of this phase, including the sale of a sufficient volume of broadband services to achieve a positive cash flow from operations, is anticipated to occur towards the end of the third quarter of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a "Tier II network provider" offering dedicated Internet access, Virtual Private Networking (VPN) services, collocation services, Application Service Provider (ASP) services and related services to business customers. We sell these electronic commerce services by utilizing bandwidth available on backbones (i.e. fiber optic cables) owned by AT&T, Cable & Wireless and MCI/WorldCom, as well as our own network equipment.

We began selling these services, i.e. implementing phase one of our business plan, in late April 2000, when Former USDA received a $2.4 million private placement. Since then we have installed 31 NAPs in various cities around the country and have contracted with AT&T and, in some instances, with other host Tier 1 providers to install at least 10 additional NAPs before December 31, 2000. The increasing connectivity these NAPs are providing should facilitate not only the effort of selling broadband services, but also sales of higher margin products, such as collocation and Web and ASP hosting. We are also engaged in advanced stage discussions with Cisco Systems, Inc. for a content delivery network capability arrangement, i.e. to implement phase two of our business plan. These discussions are designed to complete the facilities necessary for our ultimate purpose to have available a managed network solution consisting of:

  Network switching and access equipment owned and operated by us;

  Two Network Operations Centers (NOCs) owned and operated by us;

  Collocation facilities in 60 of AT&T's fiber ATM NAPs;

  Hosting facilities owned and operated by us;

  Distributed network massive storage capacity owned and operated by us; and

  Content delivery network infrastructure owned and operated by us.

Our direct sales effort of selling the bandwidth services has not yielded the results projected last May and June. It would appear that the multi-layered structure of the direct sales team, the manner in which its members have been hired and their compensation structure was not suited to the bandwidth services sale business. Moreover, the time between identifying a prospective purchaser and the closing of the sale had been significantly underestimated and the effort from the top to motivate and supervise the sales team has not been satisfactory. Also, sales of bandwidth services through added value resellers (VAR's) has thus far not been successful. All in all, gross sales revenue during the period May 1 - September 30, 2000, was a disappointing $46,323, causing a loss from operations of $1,584,386.

In October 2000, we changed the leadership of the marketing and sales team by appointing a new National Sales Director, simplified the structure of the direct sales effort and revised the incentive program in place for the sales team. During October 2000, through the date of this report, we closed the sale of 42 T-1 equivalents compared to 24 such equivalents for the entire period of May - September 2000. Our backlog of customer prospects has grown significantly and we anticipate closing the sale of 132 T-1 equivalents during the remainder of 2000, for an aggregate of 198 T-1 equivalents for the eight months of operations during 2000 and booking revenues of approximately $171,000 for such eight-month period.

In summary, a poorly conceived direct sales effort has caused a delay in the implementation of phase one of our business model: to sell bandwidth at reasonable prices with the intention of stepping up to selling higher margin Tier II network services as soon as practicable. We believe that we are now back on track. However, as discussed below, full implementation of the model will require additional capital.

Results of Operations

For the three months ending September 30, 2000, the Company incurred a net loss of $1,199,114, or approximately $.05 per share. Such loss was attributable to dramatically increased cost of goods sold and general and administrative expenses. Cost of goods sold consisted primarily of the costs of installing equipment, furniture and fixtures at the Company's 31 NAPs. General and administrative expenses consisted of costs incurred in hiring administrative, management and sales and marketing personnel, legal and accounting fees, limited advertising and other marketing expenses and outsourced programming. For the five months of continuing operations (i.e. since May 1, 2000), the Company incurred a net loss of $1,349,533. Management expects operational losses to continue at least through the third quarter of 2001, as revenue realization lags behind the availability of connectivity to customers at the Company's NAPs, as the NAPs come on line throughout the remainder of 2000.

Liquidity and Capital Resources

The Company's operations have been utilizing cash from the proceeds of (a) the $2.4 million private placement into Former USDA before the merger on May 1, 2000, as well as (b) the $1,120,000 private placement conducted during August - September 2000, and the $1,000,000 convertible bridge loan made available to the Company by a group of directors and shareholders in late October 2000. As of October 31, 2000, the Company also owed approximately $3.2 million under a capital lease with Cisco System Capital Corporation, the proceeds from which were used to acquire network equipment. The cash resources on hand as of the date of this report, management estimates, will be sufficient to fund the Company's operations only through the end of November of 2000.

The Company is currently engaged in an effort to raise at least $10.0 million to complete phase one of its business plan and has allocated for such purposes the 5.0 million shares of common stock recently contributed to the Company's capital by Big Sky & Associates, LLC, the Company's largest shareholder. Implementation of phase two of the Company's business plan, is estimated by management to require approximately $25 million in additional capital. There is no assurance that the Company's efforts to obtain additional liquidity and capital resources will be successful.

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

None.

Item 6. Exhibits and Reports on Form 8-K.

A. Exhibits:

27 Financial Data Schedule

B. Reports on Form 8-K

Registrant filed reports on Form 8-K during the quarter ended September 30, 2000, as follows:

  Report on Form 8-K filed on September 15, 2000, where the Registrant reported the election of Jack B. Blount as President and Chief Executive Officer.

  Report on Form 8-K filed on November 7, 2000, where the Registrant reported certain events and personnel changes and the status of its lease with Cisco Systems Capital Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US DATA AUTHORITY, INC.

Date: November 15, 2000 By: /S/ Jack B. Blount
Jack B. Blount
Chairman, President, and Chief Executive
Officer, Principal Executive, Financial
and Accounting Officer