Form 10QSB/A
period 2000-09-30
US DATA AUTHORITY INC
filed 2000-11-20
CIK 1022962

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

US Data Authority, Inc.
(a development stage company)
Balance Sheets - September 30, 2000 & December 31, 1999
(Unaudited)
Assets
	September 30, 2000	December 31, 1999
Cash and equivalents Accounts receivable Note receivable Current assets	$368,524 48,872 151,000 568,396	$
Fixed assets-net Goodwill - net Deferred income tax benefit Other Assets from discontinued operations	4,399,569 115,030 900,000 135,375 ________0	12,645,700
Total Assets	$6,118,370	$12,645,700
Liabilities and Shareholders' Equity (Deficit)
Accounts payable and accrued liabilities Current portion of capitalized lease obligation Liabilities from discontinued operations	$1,150,703 2,400,000 _______0	$ 0 0 15,589,100
Total current liabilities	3,550,703	15,589,100
Long term portion of capitalized lease obligation Total Liabilities	800,000 4,350,703	0 15,589,100
Shareholders' equity (deficit):
Common Stock, $.02 par value 100,000,000 authorized 25,000,159 issued and outstanding Capital in excess of par Accumulated deficit	500,000 3,547,450 (2,279,783)	180,000 699,600 (3,823,000)
Total shareholders' equity (deficit)	1,767,667	(2,943,400)
Total liabilities and shareholders' equity (deficit)	$6,118,370	$12,645,700

Refer to the Notes to Consolidated Financial Statements.

US Data Authority, Inc.
(a development stage company)
Statements of Operations (Unaudited)
	For the three months ended September 30,
	2000	1999
Revenue	$ 18,562	$ 0
Cost of sales	395,573	0
	(377,011)	0
Operating Expenses General and administrative	1,438,589	0
Other income	11,686	0
Loss from continuing operations before income taxes	(1,803,914)	0
Income tax benefit	604,000	0
Loss from continuing operations	(1,199,914)	0
Income (loss) from discontinued operations	________0	(35,466)
Net income (loss)	$(1,199,914)	$(35,466)
Basic and diluted (loss) per share	($.05)	---

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

US DATA AUTHORITY, INC.

Date: November 17, 2000 By: /s/ Jack B. Blount
Jack B. Blount
Chairman, President, and Chief Executive
Officer, Principal Executive, Financial
and Accounting Officer