Form 10KSB
period 2000-12-31
US DATA AUTHORITY INC
filed 2001-04-20
CIK 1022962

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT  OF
     1934

For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-28251

                             US DATA AUTHORITY, INC.
                 (Name of Small Business Issuer in Its Charter)

         FLORIDA                                                65-0693150
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                          3500 NW BOCA RATON BOULEVARD

                                  BUILDING 811
                            BOCA RATON, FLORIDA 33431
               (Address of Principal Executive Offices)(Zip Code)

                                 (561) 368-0032
                (Issuer's Telephone Number, Including Area Code)

Securities  registered  under  Section 12(b) of the  Securities  Exchange Act of
1934:

Title of Each Class                   Name of Each Exchange on Which Registered

None                                  None

Securities  registered  under  Section 12(g) of the  Securities  Exchange Act of
1934:

                     COMMON STOCK, PAR VALUE $.02 PER SHARE

                                (Title of Class)

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenues for the year ended December 31, 2000:  $124,100

State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported by the OTC Bulletin Board on April 13, 2001 ($1.06):
$22,262,958

                      APPLICABLE ONLY TO CORPORATE ISSUERS


The number of shares outstanding of the registrant's Common Stock, par value $.02 per share (the "Common Stock"), as of April 193, 2001, was 21,002,791.

Transitional Small Business Disclosure Format (check one): Yes        No  X
                                                               ------   ------

                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None.

         The Annual Report on Form 10-KSB contains forward looking statements then the meeting at Section 27(a) of the Securities Act of 1933, as amended, and
Section 21(e) of the Securities Exchange Act of 1934. All statements, other than the statements of historical fact, included or incorporated by reference in this Form 10-KSB are forward looking statements. In addition, when used in this document the words "anticipate," "estimate," "project," and similar expressions are intended to identify forward looking statements. These forward looking statements are subject to certain risks, uncertainties and assumptions, including those risks described in the Company's Annual Report on Form 10-KSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

                                     PART I

Item 1.  Description of Business.

Overview.
--------

         US Data Authority, Inc., is a network service provider of high speed, low cost reliable communications with a move to provide secure on-line data storage. The Company offers a comprehensive communications portfolio built on a hybrid network, including all data services providing data transmission, data storage, data maintenance, and content delivery. US Data Authority, Inc. delivers coast-to-coast fiber optic access to the Internet using AT&T's integration, Cable and Wireless's Internet network, and WorldCom's Internet network in selected Company network access points (NAPS). A third network, the Company's own Asynchronous Transfer Mode (ATM) Network, links information using the Company's national network of 38 NAPS located around North America. The Company is building a series of interconnected, nationally distributed network of information super stations that will make it possible for businesses to access an extensive array of software, video and storage capabilities.

         The Company is connecting its network equipment with AT&T NAPS and connections are still available to utilize other carriers. Direct access to the Internet (T1s or T3s) must first go through a local carrier before connecting to the Internet or any other national networks. This portion of the bandwidth fee is called the "local loop." AT&T is the first provider to offer businesses seamless end-to-end service on a single platform. The new service provides businesses with one vendor nationally for standards based, end-to-end activity. As part of its agreement with AT&T, the Company provides local loop bundled into its price, which allows it to offer its customers competitive rates.

         In addition, unlike other carriers, the Company offers a flat rate non-mileage sensitive local loop. This means that regardless of how far a business is located from the Company NAPS, they will pay one price.

         The Network Operating Center is the centralized network manager for the Company's NAPS. The NAPs are collocated with AT&T facilities, while the NAPS provide 24 by 7 network management and service to the Company's customers equipment communications.

         US Data Authority, Inc. had engaged in the real estate business since 1996 under the name SunVest Resorts, Inc." In late April 2000, the Company distributed all of its assets (subject to liabilities) to its shareholders, and on May 1, 2000, affected a merger of US Data Authority, Inc. ("Former USDA"), a privately held Florida corporation. On June 23, 2000, the Company changed its name to US Data Authority, Inc. The merger was accounted for financial reporting purposes as a purchase.

Products and Services

         Network Connectivity. The Company sells T1s and T3s connections that provide high speed secure redundant (multiple carrier) access nationwide. It does this at 38, of a planned 40, locations with network access points over the networks of up to three independent carriers, AT&T, Cable and Wireless and/or WorldCom. The Company executed a three-year contract with AT&T on January 10, 2001, with two five-year options, to sell bandwidth.

         Virtual Private Networks. The Company's virtual private networks can connect the Company's multiple sites over its ATM/Frame Relay Network located in AT&T collocation facilities. These networks allow companies to communicate without the high cost of dedicated lines, providing a private network over fiber optic phone lines connecting multiple locations.

         With the Company's virtual private networks, organizations can extend the availability of their network to remote users, customers or vendors by enabling them to hook into a network without making huge infrastructure investments. The Company's private networks are encrypted for added security.

On-Line Data Storage.
--------------------

         The Company anticipates this as a second component of its business plan. By first having its own network on which to provide data transport, the Company can provide online data storage service to all of its customers to connect with their computer systems, or simply plug-in to store and/or access data. The Company executed a contract with Hitachi Data Systems Corporation, a subsidiary of Hitachi, Ltd, on March 30, 2001, pursuant to which the Company will purchase Hitachi's hardware for data storage, and pay for this equipment through a revenue-sharing program. The program will be supported by sales of the Company's services by Company representatives, agents and by Hitachi representatives who will market the Company's services to their existing data storage customers as a "disaster recovery" back-up solution.


Marketing Strategy.
------------------

         The Company will continue to market bandwidth sales and its new online data storage solution through its direct sales force. Supporting this effort will be a marketing program utilizing computer and technology resellers and agents, all offering the Company's full suite of low cost, high-speed network connections to small-to-medium-sized businesses and enterprises (SMB/SMEs). Currently the Company employs one individual in its marketing department. The Company will stress the importance of controlling data transmission by reliance on the USDA network, while emphasizing the cost effectiveness of storage information online, and backing up information through utilization of the USDA data storage solution.

Strategic Alliances

         The Company developed a strategic alliance when it executed its network agreement with AT&T. Additionally, its entered a strategic alliance early with Cisco Systems, provider of the hardware used to route and manage data transmissions throughout the USDA network. USDA is a Cisco Powered Network
(CPN), and the first to deploy Cisco's content delivery solution, which speeds delivery of video streaming and adds efficiency and speed to data transmissions throughout the network. Cisco Enterprise sales personnel who recommend USDA to their customers receive bonuses.

Item 2.  Description of Property

         The Company does not own any real property. The Company's 10,400 square feet of executive offices are located at 3500 NW Boca Raton Boulevard, Building 811, Boca Raton, FL 33431. The Company has a separate lease agreement for each of the seven offices comprising the space. Each lease is for a one year term and renews automatically for additional one year terms unless a termination notice is provided by either the Company or the landlord. The termination dates of the leases are staggered throughout the year 2001. The current total lease payment due under all of the leases combined is $9,471 per month. In year 2000, the Company paid a total of $63,120 in lease payments. The Company and the landlord have orally agreed to roll all seven leases into one master lease in September 2001. The terms of the master lease are currently being negotiated.

Item 3.  Legal Proceedings.

         The Company is a party to the proceeding captioned Southern Electric Supply Co., Inc., Rexel Consolidated, f/d/b/a Consolidated Electric Supply v. US Data Authority, Inc., Case No. CIO-01-91, in the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida (the "Proceeding"). The Proceeding was filed by the Plaintiffs on or about January 16, 2001. Plaintiff's complaint alleges that the Company owes Plaintiff $149,276.54 plus interest for network equipment and hardware, and related supplies. A Clerk's default was entered against the Company on February 20, 2001, for failing to file an answer to Plaintiff's complaint. On March 5, 2001, the Company filed a Verified Motion to Vacate Default. The default was vacated on April 5, 2001. The Company has acknowledged an account payable to Plaintiff, and all additional proceedings have been stayed while the parties attempt to negotiate a settlement agreement regarding the amount of the account payable and a schedule for repayment.

         The Company was a defendant in a matter concerning common stock voting rights issued to a former officer. The former officer was the original proxy holder of 6,066,625 shares. Subsequent to the dismissal of the Company, the plaintiff continues to pursue relief against the other defendants. Management will vigorously defend any claims made against the Company resulting from this action which may arise.

Item 4.  Submission of Matters to a Vote of the Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "USDA.OB". The following table sets forth the range of high and low bids for the Common Stock within the last eight quarters as reported by NASDAQ. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period                                      High                       Low

First Quarter ended 3/31/99                 $2.500                     $0.500
Second Quarter ended 6/30/99                $3.000                     $1.500
Third Quarter ended 9/30/99                 $2.875                     $1.875
Fourth Quarter ended 12/31/99               $1.500                     $0.625

First Quarter ended 3/31/00                 $3.310                     $3.300
Second Quarter ended 6/30/00                $11.00                     $8.500
Third Quarter ended 9/30/00                 $11.00                     $8.250
Fourth Quarter ended 12/31/00               $5.250                     $2.000

         As of April 13, 2000, the Company had 799 shareholders of record.

         The Company has never paid a cash dividend. The Company intends to keep future earnings, if any, to finance the expansion of its business, and does not anticipate that any cash dividends will be paid in the foreseeable future. The Company's future payment of dividends will depend on its earnings, capital requirements, expansion plans, financial condition and other relevant factors.

         In August 2000, the Company raised approximately $1,098,000 through a private placement of units consisting of one share of Common Stock and one Common Stock purchase warrant (a "Unit") at a per Unit purchase price ranging from $2.00 to $3.00. The exercise price of the warrants is $7.25. Six investors participated in the offering, each of which was an "accredited investor" within the meaning of Rule 501(a) of Regulation D. The offering was made in reliance on the exemption from the registration requirements under the Securities Act of 1933 set forth in Section 4(2) of such Act and Rule 506 of Regulation D promulgated thereunder.

         On October 25, 2000, the Company raised approximately $1,000,000 through the issuance of 12% convertible promissory notes to Melvyn Siegel, a director, Richard Lucibella, a director, Joseph E. Shamy, an original investor who would later be named the Company's Chief Executive Officer and President in January 2001, and Harvey Birdman, each an "accredited investor". The aggregate principal amount of the Debentures is $1,000,000, the term of the Debentures is one year. Interest is due and payable in equal monthly installments, with a balloon payment of principal and interest at the end of the term. Payment under the notes is secured by a security interest in all of the Company's assets, pursuant to the terms of a security agreement executed by the Company and each of the four investors. The principal due under the Debentures is convertible, at the option of the holder, into shares of the Company's Common Stock at the conversion rate of $1.00 per share of Common Stock. The offering was made in reliance on the exemption from the registration requirements under the Securities Act of 1933 set forth in Section 4(2) of such Act and Rule 506 of Regulation D promulgated thereunder.

         Between January 1, 2001, and February 15, 2001, the Company raised $750,000 through the issuance of promissory notes and convertible promissory notes to a shareholder group. The promissory notes and convertible promissory notes bear interest at rates ranging from 10% to 12%, are collateralized by Company assets and mature at varying dates through March 2002. Certain of these promissory notes contain options to convert to common stock at $1.25 per share for the first thirty days; $.75 per share within sixty days; $.40 per share within ninety days and $.20 per share after the first ninety days. None of the foregoing options have been exercised. Certain of the other promissory notes can be converted into preferred stock at $.20 per share. The preferred stock converts to common stock on a one for one basis on February 15, 2004. A special feature permits that the preferred convertible stock shall have voting rights equal to ten times the representative common stock. The voting rights would then equate to about 12,500,000 voting right shares upon full conversion of the promissory notes. On March 8, 2001, those promissory notes with the foregoing convertible feature were exercised and 1,250,000 shares of preferred stock will be issued. The offerings were made to accredited investors in reliance on the exemption from the registration requirements under the Securities Act of 1933 set forth in Section 4(2) of such Act and Rule 506 of Regulation D promulgated thereunder.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since the refocus of our operations in May 2000, the Company has reverted to a developmental stage company. Since May 2000, the Company has been executing its strategic business plan to develop its Internet network nationwide through equipment installations and developing a sales network. Management has been developing new relationships with major equipment suppliers as part of this plan.

         The Company is subject to all the risks inherent in establishment of a developmental stage enterprise. To address these risks, the Company must, among other things, identify and establish customer relationships, enter into successful supplier arrangements, expand its network, respond to competitive developments, and attract, retain and motivate qualified personnel. Failure to achieve one or more of these goals could have a material adverse effect upon the Company's business, operating results and financial condition.

Results of Operations

         The Company reported a net loss of $6,344,900 for the year ended December 31, 2000, which includes income from discontinued operations of $234,900.

         Operating expenses included $2,013,100 of technology and content, less miscellaneous revenues of $124,100, compensation related expense of $2,623,200, and marketing and sales expense of $767,400 and general administrative expenses of $830,600. As a result of the foregoing, the Company incurred a loss per share of common stock from continuing operations of $0.48 on a basic and diluted basis.

         As reported on the statement of cash flows, the Company incurred deficient cash flows from continuing operations of $2,902,300.

Liquidity and Capital Resources

         As of December 31, 2000, the Company had $61,800 in cash and equivalents. The Company does not have any available lines of credit. The Company has a negative working capital of $5,097,800 on December 31, 2000. To date, the Company's principal source of working capital funding has been and continues to be a group of shareholders who have provided the Company approximately $1,850,000 from May 1 to April 10, 2001. In addition, the Company sold an aggregate of 11,018,708 shares of common stock for a consideration of $3,600,190.

         In the first quarter of 2001, the Company instituted an informal restructuring plan, to reduce short term debt and certain costs of operations. Employee terminations and other cost reductions were implemented. In addition, management has been negotiating with two of its principal suppliers for improved debt terms of its outstanding unsecured short term debt. One of the negotiations is with a supplier to extend the current $517,070 amount due over a 12 to 18 month period. The other negotiation is to obtain a substantial credit against the current $2,617,854 outstanding balance. There is no assurance that these negotiations will be successful. If management is unable to successfully renegotiate these two principal agreements, the Company may be forced to materially modify its plan of operations.

         The Company owes approximately $600,000 for back payroll taxes. Management is currently attempting to negotiate with the Internal Revenue Service to establish a payment plan for the back payroll taxes. There can be no assurance that the Company will be able to successfully reach an agreement with the Internal Revenue Service.

         In addition to the items disclosed above, management of the Company anticipates the Company will acquire substantial working capital for the year 2001 in order to meet its plan of operations. There can be no assurance that the Company will be successful, that the plan operations will be achieved or that it will obtain financing on favorable terms or any financing at all. Should the Company be unable to obtain financing or financing sufficient to meet its business operations, the Company may be forced to materially alter its plan of operations or continue further restructuring of its obligations and operations.

         The Company's financial statements have been prepared assuming that the Company will continue as a growing concern. The auditor's report on the Company's 2000 Financial Statements state that "the Company's recurring losses from continued operations and limited capital resources raise substantial doubt about the Company's ability to continue as a growing concern." The Company continues to explore the possibility of raising funds through available sources, including, but not limited to, equity and debt markets. It is uncertain if the Company will be successful at raising funds through these sources.

Item 7.  Financial Statements.

         See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

                             US DATA AUTHORITY, INC.
                         (FORMERLY SUNVEST RESORTS, INC)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                    CONTENTS
                                                                  PAGE


Independent auditors' report                                    F-1 - F-2

Financial statements:
  Balance sheet                                                    F-3

  Statements of operations                                         F-4

  Statements of shareholders' deficit                              F-5

  Statements of cash flows                                      F-6 - F-7

  Summary of significant accounting policies                    F-8 - F-10

  Notes to financial statements                                F-11 - F-21

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
US Data Authority, Inc.
(Formerly Sunvest Resorts, Inc.)
Boca Raton, Florida

We have audited the accompanying balance sheet of US Data Authority, Inc. (Formerly Sunvest Resorts, Inc.) (a company in the development stage) as of December 31, 2000 and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2000 and 1999 and the amounts for the year ended December 31, 2000 included in the cumulative period from inception of development stage (May 1, 2000) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Data Authority, Inc. (Formerly Sunvest Resorts, Inc.) at December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the amounts for the year ended December 31, 2000 included in the cumulative period from inception of development stage (May 1, 2000) to December 31, 2000 in conformity with generally accepted accounting principles.

Board of Directors and Shareholders
US Data Authority, Inc.
(Formerly Sunvest Resorts, Inc.)
Boca Raton, Florida

Page 2

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 of notes to financial statements, the Company has reported working capital and equity deficiencies, has experienced net losses for the year ended December 31, 2000 of $6,344,900 and has experienced a loss from continuing operations from inception of development stage (May 1, 2000) to December 31, 2000 of $6,579,800. In addition, the Company's principal sources of cash flows have been through the sales of its common shares ($3,601,900) and from borrowings under financing activities ($1,100,000). No assurances can be given to the continuation of the sales of securities or continued ability to obtain short or long-term borrowings to maintain the Company's present cash flow requirements. The Company's recurring losses from continued operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3 of notes to financial statements. To date the Company has been dependent on a major shareholder group for debt and equity financing. There is no assurance that this shareholder group will continue as a source of new funds. The Company's ability to achieve the elements of its business plan, which maybe necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. All these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



s/Hixson, Marin, Powell & DeSanctis, P.A.



North Miami Beach, Florida
April 10, 2001

                             US DATA AUTHORITY, INC.
                        (FORMERLY SUNVESTS RESORTS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        BALANCE SHEET - DECEMBER 31, 2000




                                     ASSETS

Current assets:
  Cash and equivalents                                              $    61,800

  Accounts receivable, less allowance
   for doubtful collections of $2,600.                                   62,300

  Advances to officer and employees                                     145,000

  Other current asset                                                     5,200
                                                                    ------------

             Total current assets                                       274,300

Equipment under capitalized leases                                    2,287,400

Leaseholds, furniture, fixtures and equipment                         1,400,100

Excess of costs over net assets acquired                                 99,400

Other assets                                                             55,400
                                                                    ------------

                                                                    $ 4,116,600
                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Current portion of capitalized lease obligations                   $  634,800

  Accounts payable                                                    2,730,000

  Accrued liabilities                                                   882,000

  Notes payable, shareholders                                         1,100,000

  Due to related party                                                   25,300
                                                                    ------------

             Total current liabilities                                5,372,100

Capitalized lease obligations, less current portion                   1,773,000
                                                                    ------------

                                                                      7,145,100
                                                                    ------------

Discontinued operations, summary of certain risks and uncertainties, transactions with related parties, commitments and subsequent events (Notes 2, 3, 6, and 10)

Shareholders' deficit:
  Preferred stock, $1.00 par; authorized 30,000,000
  shares; no shares issued in 2000 and 1999                                   -

  Common stock, $.02 par, authorized 100,000,000
  shares; issued and outstanding 20,000,159 shares
  in 2000 and 2,500,000 shares in 1999                                  400,000

  Capital in excess of par                                            4,081,500

  Deficit                                                              (930,200)

  Accumulated deficit during the development stage                   (6,579,800)
                                                                    ------------

                                                                     (3,028,500)
                                                                    ------------

                                                                    $ 4,116,600
                                                                    ============


        Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.

                                            US DATA AUTHORITY, INC.
                                       (FORMERLY SUNVEST RESORTS, INC.)
                                     (A COMPANY IN THE DEVELOPMENT STAGE)
                                         STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 2000 AND 1999 AND CUMULATIVE AMOUNTS FROM INCEPTION OF
                           DEVELOPMENT STAGE (MAY 1, 2000) THROUGH DECEMBER 31, 2000

                                                                                               Cumulative
                                                                                              Amounts From
                                                                  2000            1999      Inception To-Date
                                                             -------------------------------------------------
Operating expenses:
  Technology and content, less miscellaneous revenues
    of $ 124,100.                                            $    2,013,100   $          -    $     2,013,100

  Compensation and related benefits                               2,623,200              -          2,623,200

  Marketing and sales                                               767,400              -            767,400

  General and administrative                                        830,600              -            830,600

  Interest                                                           80,400              -             80,400

  Rent                                                               63,100              -             63,100

  Amortization and depreciation                                     227,200              -            227,200

                                                             -------------------------------------------------
                                                                  6,605,000              -          6,605,000

Less interest income                                                 25,200              -             25,200
                                                             -------------------------------------------------

Loss from continuing operations                                   6,579,800              -          6,579,800

Income (loss) from discontinued operations, net                     234,900     (2,224,000)                 -
                                                             -------------------------------------------------

Net loss                                                     $   (6,344,900)  $ (2,224,000)   $    (6,579,800)
                                                             =================================================

Income (loss) per share of common stock:
  From continuing operations
    Basic                                                    $        (0.48)  $          -    $         (0.48)
                                                             =================================================

    Diluted                                                  $        (0.48)  $          -    $         (0.48)
                                                             =================================================

  From discontinued operations
    Basic                                                    $         0.02   $      (0.90)   $             -
                                                             =================================================

    Diluted                                                  $         0.02   $      (0.90)   $             -
                                                             =================================================

Net (loss) per share of common stock:

  Basic                                                      $        (0.46)  $      (0.90)   $         (0.48)
                                                             =================================================

  Diluted                                                    $        (0.46)  $      (0.90)   $         (0.48)
                                                             =================================================

Weighted average common shares outstanding                       13,795,893      2,475,208         13,795,893
                                                             =================================================



                        Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.

                                                                                                          F-4

                                                                       US DATA AUTHORITY, INC.
                                                                  (FORMERLY SUNVEST RESORTS, INC.)
                                                                (A COMPANY IN THE DEVELOPMENT STAGE)
                                                                 STATEMENTS OF SHAREHOLDERS' DEFICIT
                                           YEARS ENDED DECEMBER 31, 2000 AND 1999 AND CUMULATIVE AMOUNTS FROM INCEPTION OF
                                                      DEVELOPMENT STAGE (MAY 1, 2000) THROUGH DECEMBER 31, 2000


                                                                                                                        Accumulated
                                                   Preferred Stock            Common Stock         Capital            Deficit During
                                                ----------------------------------------------    in excess             Development
                                      Total      Shares       Amount       Shares     Amount       of par    Deficit      Stage
                                   -------------------------------------------------------------------------------------------------
Balance, beginning, as
  originally reported              $  (841,900)       -     $     -     8,877,532 $   177,500  $  579,600 $ (1,599,000)  $        -

Reverse stock split of 3.6:1                 -                         (6,411,551)   (128,200)    128,200
                                   -------------------------------------------------------------------------------------------------

Balance, beginning, as
  re-stated                           (841,900)       -           -     2,465,981      49,300     707,800   (1,599,000)           -

Year ended December 31, 1999

Add (deduct):

  Common stock issued for
    professional services              122,500                             34,019         700     121,800

  Net loss from discontinued
    operations                      (2,224,000)                                                             (2,224,000)
                                   -------------------------------------------------------------------------------------------------

Balance, December 31, 1999          (2,943,400)          -        -     2,500,000      50,000     829,600   (3,823,000)           -

Year ended December 31, 2000

Add (deduct):

  Issuance of common stock
    to original shareholders
    of Company acquired                      -                         10,481,451     209,600    (209,600)

  Proceeds from sale on common
    stock                            3,601,900                          7,018,708     140,400   3,461,500

  Deficits of subsidiaries
    spun-off as a dividend
    to shareholders                  2,657,900                                                               2,657,900

  Net loss from continuing
    operations (development
    stage) and net income
    from discontinued
    operations                      (6,344,900)                                                                234,900   (6,579,800)
                                   -------------------------------------------------------------------------------------------------

Balance, ending                    $(3,028,500)          -  $     -    20,000,159 $   400,000  $4,081,500  $  (930,200) $(6,579,800)
                                   =================================================================================================


                                Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.


                                                                                                                                 F-5

                             US DATA AUTHORITY, INC.
                        (FORMERLY SUNVEST RESORTS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
 YEARS ENDED DECEMBER 31, 2000 AND 1999 AND CUMULATIVE AMOUNTS FROM INCEPTION OF
            DEVELOPMENT STAGE (MAY 1, 2000) THROUGH DECEMBER 31, 2000


                                                                                              Cumulative
                                                                                             Amounts From
                                                                      2000        1999     Inception To Date
                                                                  -------------------------------------------
Cash flows from operating activities:
  Sources of cash:
    Ancillary revenues                                            $     75,500  $        -   $        75,500
    Interest                                                            22,800           -            22,800
                                                                  -------------------------------------------

                                                                        98,300           -            98,300
                                                                  -------------------------------------------

  Uses of cash:
    Technology and content                                             153,600           -           153,600
    Compensation and related benefits                                1,919,000           -         1,919,000
    Marketing, selling, general and administrative                     874,900           -           874,900
    Rent                                                                53,100           -            53,100
    Cash used in discontinued operations, net                          762,600     995,500                 -
                                                                  -------------------------------------------

                                                                     3,763,200     995,500         3,000,600
                                                                  -------------------------------------------

Cash (used-in) operating activities                                 (3,664,900)   (995,500)       (2,902,300)
                                                                  -------------------------------------------

Cash flows from investing activities:
  Sources of cash:
    Officer and employees loan repayments                               64,600           -            64,600
    Customer security deposits                                          59,000           -            59,000
    Cash provided from discontinued operations, net                    564,400           -                 -
                                                                  -------------------------------------------

                                                                       688,000           -           123,600
                                                                  -------------------------------------------

  Uses of cash:
    Advances to officers and employees                                 271,200           -           271,200
    Purchases of leaseholds, furniture, fixtures and equipment,
      less amount financed                                           1,196,700           -         1,196,700
    Payments to related party                                           25,300           -            25,300
    Rent, utility and other security deposits                           55,400           -            55,400
    Cash used in discontinued operations                                     -     805,000                 -
                                                                  -------------------------------------------

                                                                     1,548,600     805,000         1,548,600
                                                                  -------------------------------------------

Cash (used-in) investing activities                                   (860,600)   (805,000)       (1,425,000)
                                                                  -------------------------------------------

Cash flows from financing activities:
  Sources of cash:
    Proceeds from:
      Sales of common stock                                          3,601,900           -         3,601,900
      Shareholders loans                                             1,100,000           -         1,100,000
    Cash provided from discontinued operations, net                    189,000     956,900                 -
                                                                  -------------------------------------------

                                                                     4,890,900     956,900         4,701,900
                                                                  -------------------------------------------

  Uses of cash:
    Payment of short term debt                                         312,800           -           312,800
                                                                  -------------------------------------------

Cash provided by financing activities                                4,578,100     956,900         4,389,100
                                                                  -------------------------------------------

Increase (decrease) in cash and equivalents                             52,600    (843,600)           61,800

Cash and equivalents, beginning                                          9,200     852,800                 -
                                                                  -------------------------------------------

Cash and equivalents, ending                                          $ 61,800     $ 9,200          $ 61,800
                                                                  ===========================================




                   Read the accompanying  summary of significant  accounting  policies and notes to financial statements, both of which are an integralpart of this financial statement.

                                                                                                         F-6

                                                     US DATA AUTHORITY, INC.
                                                (FORMERLY SUNVEST RESORTS, INC.)
                                             (A COMPANY IN THE DEVELOPMENT STAGE)
                                             STATEMENTS OF CASH FLOWS (CONTINUED)
                          YEARS ENDED DECEMBER 31, 2000 AND 1999 AND CUMULATIVE AMOUNTS FROM INCEPTION OF
                                    DEVELOPMENT STAGE (MAY 1, 2000) THROUGH DECEMBER 31, 2000


                                                                                                                Cumulative
                                                                                                               Amounts From
                                                                                   2000             1999     Inception To Date
                                                                           ---------------------------------------------------
Reconciliation of net (loss) to cash (used-in) operating activities:

Net (loss)                                                                 $    (6,344,900)  $   (2,224,000)   $   (6,344,900)
                                                                           ---------------------------------------------------

Adjustments to reconcile net (loss) to cash (used-in) operating activities:
  Amortization and depreciation                                                    227,200                -           227,200

  Discontinued operations, net                                                    (997,500)       1,228,500          (234,900)

  Allowance for doubtful collections                                                 2,800                -             2,800

  Changes in assets and liabilities:
    Accounts receivable                                                            (48,800)               -           (48,800)

    Advances to officers and employees                                              66,400                -            66,400

    Accounts payable                                                             2,640,100                -         2,640,100

    Accrued liabilities                                                            789,800                -           789,800
                                                                           ---------------------------------------------------

                                                                                 2,680,000        1,228,500         3,442,600
                                                                           ---------------------------------------------------

Cash (used-in) operating activities                                        $    (3,664,900)  $     (995,500)   $   (2,902,300)
                                                                           ===================================================

Schedule of non-cash investing and financing activities:

Non-cash investing activity:
  Purchases of leaseholds, furniture, fixtures, equipment
    and capitalized leases                                                 $     3,904,200                     $    3,904,200

  Less amounts paid                                                              1,196,700                          1,196,700
                                                                           ----------------                    ---------------

  Non-cash investing activity                                              $     2,707,500                     $    2,707,500
                                                                           ================                    ===============

Non-cash financing activities:
  Issuance of common stock on purchase of USDA                             $       209,600                     $      209,600
                                                                           ================                    ===============

  Divestiture of former subsidiaries of Sunvest Resorts, Inc.              $     2,657,900
                                                                           ================

  Common stock issued for services                                                           $  122,500
                                                                                             ===========


                              Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.

                                                                                                                           F-7

                             US DATA AUTHORITY, INC.
                        (FORMERLY SUNVEST RESORTS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


Basis of accounting:
   US Data Authority, Inc. (the Company) prepares its financial statements in accordance with generally accepted accounting principles. This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

Reverse stock split:
    In April 2000, the Company's shareholders approved a reduction in the authorized number of shares of the Company's common stock and a three point six for one (3.6:1) reverse stock split of the Company's $.02 par value common stock. The reverse stock split was effective immediately following the spin-off of all of its subsidiaries. Shareholders' deficit has been restated to give retroactive recognition to the reverse stock split for all periods presented by reclassifying from common stock to capital in excess of par of the number of shares that were eliminated as a result of the reverse stock split. In addition, all references in the financial statements and notes to the number of shares and per share amounts, stock option data have been restated to reflect this reverse stock split.

Management estimates:
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

Fair value of financial instruments:
   The carrying amounts of cash and equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short duration of these instruments.

Impairment of long-lived assets:
   Long-lived assets and identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable.

Revenue recognition:
    Revenues are recognized when service is provided to the customer, who has executed a service agreement and authorizes access.

                             US DATA AUTHORITY, INC.
                        (FORMERLY SUNVEST RESORTS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


Cash and equivalents:
    The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Leaseholds, furniture, fixtures, equipment, capitalized leases and depreciation:
    Leaseholds, furniture, fixtures and equipment are stated at cost, less accumulated depreciation. Depreciation expenses are computed using the straight-line method based on the estimated useful lives of the depreciable assets. The Company depreciates its leasehold improvements over thirty-nine
    (39) years; furniture, fixtures and equipment over five (5) to seven (7) years. Equipment held under capital leases are classified as equipment under capitalized leases and amortized using the straight-line method over a five
    (5) year period. Lease amortization is included in depreciation expense.

    Repairs and maintenance are charged to operations as incurred, and expenditures for significant betterments and renewals are capitalized. The cost of furniture, fixtures and equipment retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in operations.

Excess of costs over net assets acquired (goodwill):
    The excess of costs over net assets acquired (goodwill) is amortized over seven (7) years. Goodwill is associated with the assets acquired on May 1, 2000, at cost. The Company reviews the carrying value of intangible asset for impairment whenever events in the circumstances indicate that the carrying amount may not be recoverable.

Advertising:
    The Company expenses advertising costs incurred.

Income taxes:
   The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

                             US DATA AUTHORITY, INC.
                        (FORMERLY SUNVEST RESORTS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


Per share amounts:
   Basic loss per share, from continuing and discontinued operations are computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share are computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average price during the reporting period. For the years ended December 31, 2000 and 1999, options and warrants were excluded from the computation of diluted loss per share due to their antidilutive effect.

Stock based compensation:

     The Company has elected to follow Accounting Principles Board Opinion No, 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation." APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

     The Company follows SFAS No. 123 in accounting for stock options issued to non-employees.

Accounting Pronouncements:
    The Securities and Exchange  Commission has issued Staff Accounting Bulletin
    (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and, is effective for the fourth quarter of 2000. SAB 101 is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

    The Company has adopted various new standards as promulgated by the Financial Accounting Standards Board (FASB) through the issuance of
    Statements of Financial Accounting Standards (SFAS). The Company also adopted various new Statements of Position (SOP) issued by the American Institute of Certified Public Accountants. Adoption of these various new FASB's and SOP's did not have an impact on the Company's financial statements.

Reclassifications:
    In order to facilitate comparison of financial information, certain amounts reported in the prior year have been reclassified to conform with the current year presentation.

                             US DATA AUTHORITY, INC.
                        (FORMERLY SUNVEST RESORTS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


1.  Organization and business:
      US Data Authority, Inc. (USD or the Company) formerly Sunvest Resorts, Inc. was incorporated in the State of Delaware on March 5, 1985. On August 2, 1996, a wholly owned subsidiary was organized under the Laws of the State of Florida under the same corporate name. During 1996 the Delaware and Florida corporations entered into a statutory merger with the Florida corporation as the survivor. As a result of the merger, USD issued 2,500,000 shares of its $0.02 par value to the then existing shareholders. On May 1, 2000 the Company acquired the assets subject to liabilities of US Data Authority, Inc. (a Company in the development stage) (USDA) and originally incorporated on January 15, 1999, in exchange of its common stock. The acquisition was accounted for by the purchase method. Accordingly, the Statement of Operations include the operating results of USD from May 1, 2000 forward. The assets acquired and liabilities assumed were recorded at fair values, which did not exceed original cost. The excess of cost over net assets acquired is being amortized to future periods over a seven- (7) year life using the straight-line method. A condensed summary of assets and liabilities purchased is as follows:

       Identifiable assets:
         Acounts receivable, security deposits et al          $       72,100
         Leaseholds, furniture, fixtures and equipment               188,500
                                                              ---------------
                                                                     260,600
                                                              ---------------
       Liabilities assumed:
         Accounts payable                                            340,000
         Accruals                                                     30,500
                                                              ---------------
                                                                     370,500
                                                              ---------------
       Excess of cost over net assets acquired                $      109,900
                                                              ===============

      USD provides a range of bandwidth, Internet access and supporting services and network management, primarily to small and medium size business customers. It is management's opinion that the small to medium size entities will generate a good market share of potential new users. They will also provide Internet access, co-location access and remote access on a high-speed digital network. The Company also provides advisory services associated with the selection and installation of computer hardware to its service customers. Services will be provided nationwide.

      USD will act as a bridge between national and local providers and plans to offer competitively priced access across the whole nation at prices ranging from 40% to 50% below the national average. USD together with another national company, will offer routers and processor based servers which USD has determined to be far easier to install and troubleshoot than other industry leaders.

      USD has changed its operations from real estate (old SunVest) to Internet access services.

                             US DATA AUTHORITY, INC.
                        (FORMERLY SUNVEST RESORTS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


1.  Organization and business (continued):
      Since the change of operations in April 2000, the Company has reverted to a development stage enterprise. Since May 2000, the USD has been executing strategic business plans to develop its internet network nationwide through equipment installations and developing a sales network. Management has been developing new relationships with major equipment suppliers as part of this plan. To-date USD had yet to commence its principal planned operations and from inception of development stage (May 1, 2000) had only generated auxiliary revenues to defray the cost of its planned operations. It is the intent of USD's management that meaningful operations could be generated by the end of 2001, which should then take the Company out of development stage. The Company has financed its operations during the development stage from the sale of its common stock and from borrowings from related parties and financing through accounts payable. Subsequently, the Company borrowed additional funds from related parties of approximately $750,000. There can be no assurances that the Company will be out of development stage by the end of 2001.

2. Discontinued operations:

     During the first quarter of 2000 management announced its decision to exit the real estate business by the end of April 2000. In connection with that decision the shareholders' approved the spin off of its then subsidiaries as a dividend to its shareholders on a one for one basis. Management had determined that the spin off would be a tax-free transaction. The distribution was made effective April 30, 2000 and the Company changed from the real estate to the Internet business. The Company has disposed of its real estate business as a result of the spin-off and the Company's financial statements now reflect USD operations and Sunvest as discontinued operations.

     As a result of the spin-off the Company has restated it's prior year's Statement of Operations to present the operating results of the Company on a comparable basis. Accordingly, the real estate operations are being reported as income (loss) from discontinued operations in the accompanying Statement of Operations. Results of these discontinued operations were as follows:

                                                    2000            1999
                                                -------------   -------------

     Net sales                                  $  1,424,000    $  2,234,100
                                                -------------   -------------

     Cost of sales                                   258,800       1,231,600
     Operating expenses:
       Selling, general and administrative           730,300       3,061,400
     Minority interest and income taxes              200,000         165,100
                                                -------------   -------------
                                                   1,189,100       4,458,100
                                                -------------   -------------

     Net income (loss)                          $    234,900    $ (2,224,000)
                                                =============   =============

                             US DATA AUTHORITY, INC.
                        (FORMERLY SUNVEST RESORTS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


3.  Summary of certain risks and uncertainties:
      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported a working capital deficiency of $5,097,800 as of December 31, 2000. The Company has also reported net losses of $6,344,900 for the year ended December 31, 2000, which includes income from discontinued operations of $234,900. Net loss from discontinued operations for the year ended December 31, 1999 was $2,224,000. In addition the Company also reported a net loss from continuing operations of $6,579,800 from inception of development stage (May 1, 2000) to December 31, 2000. As reported on the statements of cash flows, the Company incurred deficient cash flows from operating activities of $2,902,300 (excluding cash used in discontinued operations of $762,600) from inception of development stage to December 31, 2000. To date, these have been financed principally through the sale of common stock and from borrowings from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations.

      The Company's principal source of working capital funding has been and continues to be a small group of shareholders who have provided approximately $1,850,000 from inception of development stage (May 1, 2000) to April 10, 2001. This does not include $3,601,900 from proceeds of sales of common stock. Management of the Company anticipates that the Company will require approximately $8,000,000 to $10,000,000 of working capital for the year 2001 in order to meet its business plan. While the small group of shareholders has been funding to date, there can be no assurances that they will continue.

      Management has continued to develop a strategic business plan to raise private financing, develop a management team, maintain reporting compliance and seek new expansive market share. Should the Company be successful in obtaining sufficient funds, management intends to continue developing its network for market share. In order to meet its goals USD has developed alliances with such companies as AT&T, Cisco and Hitachi. These alliances have extended credit to USD for equipment purchases and installations, which have enabled the Company to continue in operations.

      There can be no assurances that the Company will be successful in the implementation of its plan for expansion and its overall business plan. Management remains confident that they will be able to continue operating as a going concern.

      During the first quarter of 2001, the Company instituted an informal restructuring plan, aimed at reducing certain short-term debt and certain costs of operations. Employee terminations and other cost reductions were implemented. The affected employees were primarily the non-productive sales and non-essential technical personnel. No special charges were incurred resulting from the employee terminations or from other cost reductions. In addition, management has been negotiating with two (2) of its principal suppliers for improved debt terms of its outstanding unsecured short-term debt. One of the negotiations with a supplier is to extend the current amount due over a twelve (12) to fifteen- (15) month period. The other negotiation is to obtain a substantial credit against the current outstanding balance. In the opinion of management, if these matters can be resolved, they would enhance the financial position of the Company and resolve certain cash flow requirements in the short-term. There can be no assurances that the negotiations will be successful.

                            US DATA AUTHORITY, INC.
                        (FORMERLY SUNVEST RESORTS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


4.  Concentration of credit risk:
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and equivalents, receivables and amounts due from officers. During the year, the Company's account balances with financial institutions may exceed federally insured limits. Management regularly monitors their balances and attempts to keep this potential risk to a minimum by maintaining their accounts with financial institutions that they believe are of good quality.

      The Company may have a concentration of credit risk with respect to accounts receivable, trade and officers. The Company does not perform credit evaluations and does not require collateral. The Company maintains when appropriate, an allowance for uncollectible accounts. Therefore, no additional credit risk beyond amounts provided for collections losses are believed inherent in the Company's receivables and to date have been within management's expectations.

      The Company is dependent upon a major supplier of routers and other equipment necessary for operations. It is management's opinion that if the supplier ceased to service the Company, alternative sources are available and the impact from such an event would not have a significant impact on Company operations.

5.       Details of financial statement components:

  Leaseholds, furniture, fixtures                            2000
    and equipment:                                      ---------------

  Leasehold improvements                                $      124,600
  Furniture and fixtures                                       180,300
  Equipment                                                  1,191,500
                                                        ---------------
                                                             1,496,400

  Less accumulated depreciation                                 96,300
                                                        ---------------

                                                        $    1,400,100
                                                        ===============
Accrued liabilities:
  Payroll taxes                                         $      594,000
  Payroll                                                       98,600
  Interest and payroll penalties                               130,400
  Security deposits                                             59,000
                                                        ---------------

                                                        $      882,000
                                                        ===============

     Management has attempted to commence a dialog with the Internal Revenue Service to establish a payment plan for back payroll taxes. The current estimated trust portion of these past due payroll taxes is approximately $400,000. The Company is current with its payroll tax compliance's for the first quarter of 2001.

                             US DATA AUTHORITY, INC.
                        (FORMERLY SUNVEST RESORTS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


6.  Notes payable, shareholders:

    Notes payable, shareholders, interest at 12.0%,
     maturing on October 25, 2001, collateralized
     by all the assets of the Company not collateralized
     to other debt                                              $    1,000,000

    Note payable, shareholder, non-interest bearing,
     unsecured, due on demand                                          100,000
                                                                ---------------

                                                                $    1,100,000
                                                                ===============

    The notes payable, shareholders amounting to $1,000,000 has an option to convert the outstanding loans into common stock at $1.00 per share. Under the terms of the agreement the Company cannot sell any shares for less than $1.00, which is the agreements established floor. The Company accrued interest of approximately $22,000 relating to these shareholder notes which amounts have been charged to current operations.

7.       Capitalized lease obligations:

    Capitalized  lease  obligations,  imputed
      interest  at  13.63%,  collateralized capitalized
      leased equipment, payable $128,700 per month which
      includes interest and maintence agreements,
      maturing December 31, 2003                                    $ 3,413,600

    Less imputed interest of $571,600 and maintenance
      costs of $434,200.                                              1,005,800
                                                                    ------------

                                                                      2,407,800

Less current portion of capitalized lease obligations                   634,800
                                                                    ------------

                                                                    $ 1,773,000
                                                                    ============

Maturities of capitalized lease obligations subsequent to Decemberf 31, 2000 are as follows:
                                    Years Ending
                                    December 31,          Amount
                                 ---------------------------------------
                                      2001             $      634,800
                                      2002                    788,800
                                      2003                    984,200
                                                       ---------------
                                                       $    2,407,800
                                                       ===============

                             US DATA AUTHORITY, INC.
                        (FORMERLY SUNVEST RESORTS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


8.   Income taxes:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income purposes.

     Components of the net deferred tax asset at December 31, 2000 are:

     Deferred tax asset:
       Net operating loss from continuing operations             $    2,538,500

       Less valuation allowance                                       2,447,900
                                                                 ---------------

                                                                         90,600
     Deferred tax liability:
       Income from discontinued operations                               90,600
                                                                 ---------------

     Net deferred tax asset                                      $            -
                                                                 ===============

     The valuation allowance is provided when it is more likely than not that the tax benefit may not be realized.

     The provision (benefit)for income taxes differs from the amount of income tax (benefit) determined by applying the applicable federal tax rate due to the following:

     U.S. Federal statutory income tax rate of 35% (benefit)
       From continuing operations                                $   (2,302,900)
       From discontinued operations                                      82,200
                                                                 ---------------
                                                                     (2,220,700)
                                                                 ---------------
     Effective state income tax (benefit), net of Federal benefit
       From continuing operations                                      (235,600)
       From discontinued operations                                       8,400
                                                                 ---------------
                                                                       (227,200)
                                                                 ---------------

                                                                     (2,447,900)

     Valuation allowance                                              2,447,900
                                                                 ---------------

                                                                 $            -
                                                                 ===============

     At December 31, 2000, the Company had available federal net operating loss carryforwards available to reduce future taxable income of approximately $6,400,000, which expires in 2015.

                             US DATA AUTHORITY, INC.
                        (FORMERLY SUNVEST RESORTS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


8.  Income taxes (continued):
     In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater that 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership occurred in 2000. However, based upon the amount of the taxable loss incurred from May 1, 2000 to December 31, 2000 the Company estimates that no annual limitation will apply to the net operating loss carryforward existing as of that date.

9.   Options and warrants:

     The Company has granted various stock options to various employees and to a shareholder under an employment agreement and to certain other shareholders who have provided financing under notes payable, shareholders. The USD Stock Incentive Plan, administered by a Compensation Committee for officers and key employees, may grant options at prices established by the Committee when an option if granted, which usually will be the fair market value of the common stock at the date of the grant. The Plan provides that the options will expire as the Committee may specify in the applicable option agreement.

     The Company has also issued 3,076,667 stock purchase warrants. The warrants were issued between June 30, 2000 through October 25, 2000 at an initial value ranging from $7.17 to $7.25 per warrant. Each warrant represents the right to purchase one share of stock. The warrants expire on varying dates from September 27, 2002 to June 30, 2005.

    The following table summarizes stock options and warrants as of December 31, 2000:
                                                     Weighted          Number
                                                     Average             of
    Stock options:                       Expiration   Price            shares
                                        ----------------------------------------
      Employee Stock Incentive Plan          -          $ 7.14          605,600

      Debt                                2001          $ 1.00        1,000,000
                                                                     -----------
                                                                      1,605,600
                                                                     -----------
    Warrants:
      Shareholders                     2002 to 2003     $ 7.25        2,660,000

      Suppliers                        2002 to 2005   $7.17 - $7.25     416,667
                                                                     -----------
                                                                      3,076,667
                                                                     -----------

    Balance, ending                                                   4,682,267
                                                                     ===========

    There were no beginning options at January 1, 2000. Subsequent to year end about 379,900 employee stock options were cancelled. There were no stock options or warrants exercised as of April 10, 2001. The stock options granted the employees were not vested. The strike price of the warrants were considerably greater than the fair market value of the common stock when the warrants were issued.

                             US DATA AUTHORITY, INC.
                        (FORMERLY SUNVEST RESORTS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


10. Commitments, contingencies, litigation, transactions with related parties and subsequent event:

     Employment contract: On March 2, 2000, the Company executed a two- (2) year employment agreement with its current Chief Operating Officer/shareholder. The agreement has a renewal term option for two (2) additional years with one (1) year renewal options thereafter after the initial option period. The agreement provides for annual compensation of $125,000, when the Company becomes fully funded. Any underpayments shall be accrued and paid at a later date. The agreement provides for an annual incentive bonus based on performance. The incentive bonus is determined annually based on one percent (1.0%) of the Company's profit before EBITDA based on sales. For each $5 million dollar increment in sales the agreement provides for $50,000 in bonus. The incentive bonus can be paid in cash or Company stock, at the employee's option. If payment is made in the common stock of the Company the price shall be based on eighty percent (80.0%) of the average bid-asked price on the day of exercise. While employed, there is no limit on the exercise period. If termination were to occur, so long as the Company reached fifty percent (50.0%) of the first incentive plateau ($5 million), the employee will be entitled to a pro-rata share of the incentive plan. Total minimum commitment under the agreement is $500,000, which includes the first renewal option and excluding any incentive plan. Future increases in the annual base compensation are at the discretion of the Board of Directors. There is no other employment contracts at present.

     Executive agreement:

     The Company has an executive agreement with its Chief Technical Officer dated October 24, 2000 for the payment of $225,000 in compensation payable monthly through December 31, 2002. During the year ended the Chief Technical Officer was advanced approximately $194,200, which was reduced by approximately $64,600 in payments. The advance earns interest at 7.5%. Collateral for the advance is 50,000 shares of the Company stock, which had been placed in escrow. On February 2, 2001, the common stock was turned into the Company as full satisfaction of the advance, including accrued interest. At the date of settlement the common stock was trading at $2.8125 per share. Total value at date of liquidation was $140,600. The stock was subsequently retired at fair market value. The amounts due from the Chief Technical Officer are included in amounts due from officers and employees on the accompanying balance sheet.

     Rental commitments:

     The Company conducts it operations from leased premises and also leases certain equipment under operating leases. Management is presently in discussion to extend the option period of leased premises from one (1) to five (5) years. No rental rates for the new extended option years have been determined. The aggregate minimum rental commitments under non-cancelable leases, including the current option period in effect at December 31, 2000 were as follows:

                             US DATA AUTHORITY, INC.
                        (FORMERLY SUNVEST RESORTS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


10. Commitments, contingencies, litigation, transactions with related parties and subsequent event (continued):

      Year Ending
      December 31,           Total            Facilities              Equipment
      --------------------------------------------------------------------------
      2001                  $ 205,100           $ 114,900               $ 90,200
      2002                    151,200              70,000                 81,200
      2003                      5,000               5,000                      -

                            ----------------------------------------------------

                            $ 361,300           $ 189,900              $ 171,400
                            ====================================================

      Litigation:

      The Company is a defendant in a proceeding. Management considers this action as being incidental to the Company's business and is of the opinion that the financial exposure of this action will not materially affect the financial position of the Company.

      The Company was a defendant in a matter concerning common stock voting rights issued to a former officer. The former officer was the original proxy holder of 6,066,625 shares. As a result of the dismissal against the Company, the plaintiff continues to pursue relief against the other defendants. Management will vigorously defend any claims made against the Company resulting from this action which may arise.

      Transactions with related parties:

      The following is a summary of transactions with related parties as of December 31, 2000:

      Compensation to officer/shareholder                           $    81,700
                                                                    ============
      Related party loans and advances, net                         $   216,000
                                                                    ============
      Related party notes payable                                   $ 1,100,000
                                                                    ============
      Interest on related party notes and advances, net             $    19,800
                                                                    ============

      Subsequent events:

      Subsequent to the balance sheet date, a shareholder group loaned an additional $750,000 as working capital to the Company. These additional promissory and convertible promissory notes bear interest at rates ranging from 10.0% to 12.0%, are collateralized by corporate assets and mature at varying dates through March 2002. Certain of these subsequent advances have options to convert the notes to common stock at $1.25 per share for the first thirty (30) days; $.75 per share within sixty (60)days; $.40 per share within ninety (90) days and $.20 per share after the first ninety
      (90) days. None of these advances have been exercised. Certain of the other advances can be converted into convertible debentures, interest at 10% which would have a conversion feature to convert to preferred stock at $.20 per share. The preferred stock converts to common stock after three
      (3) years of exercise. A special feature permits that the voting rights on this preferred convertible stock shall have the voting rights equal to ten times (10) the representative common stock for a three- (3) year period. The voting rights would then equate to about 12,500,000 voting right shares. On March 8, 2000, those advances with the convertible debenture features were exercised and 1,250,000 shares of preferred stock will be issued as satisfaction of those subsequent advances.

                             US DATA AUTHORITY, INC.
                        (FORMERLY SUNVEST RESORTS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


11.   Selected quarterly financial data (unaudited):

      Quarterly results of operations (unaudited) for 2000 and 1999 are summarized as follows (in thousands, except per share data):

                                   ---------------------------------------------
           2000                     3/31    6/30     9/30      12/31     Total
--------------------------------------------------------------------------------
Operating expenses:
  Technical and
    content, net                   $   -  $ (397)  $  (377)   $(1,239)  $(2,013)

  Selling, general and
    administrative                     -    (372)   (1,427)    (2,768)   (4,567)

(Loss) from
  continuing operations                -    (473)   (1,200)    (4,907)   (6,580)

Income from discontinued
  operations                         343    (108)        -          -       235

Net income (loss)                  $ 343  $ (581)  $(1,200)   $(4,907)  $(6,345)

Basic income (loss) per share:
  Continuing operations            $   -  $(0.05)  $ (0.07)   $ (0.36)  $ (0.48)

  Net income (loss)                $0.03  $(0.06)    (0.07)   $ (0.36)  $ (0.46)

Diluted income (loss) per share:
  Continuing operations            $   -  $(0.05)  $ (0.07)   $ (0.36)  $ (0.48)

  Net income (loss)                $0.03  $(0.06)  $ (0.07)   $ (0.36)  $ (0.46)

Market price of common stock:
    High                           $3.31  $11.00   $ 11.00    $  5.25   $ 11.00

    Low                            $3.30  $8.50    $  8.25    $  2.00   $  2.00

    Close                          $3.30  $8.50    $  8.75    $ 2.125   $ 2.125

                             US DATA AUTHORITY, INC.
                        (FORMERLY SUNVEST RESORTS, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


11.   Selected quarterly financial data (unaudited)(continued):

      The unaudited quarterly results of discontinued operations for 1999 is not available. The quarterly sales price of common stock for 1999 is as follows:

                                                 Quarter Ended
                         ---------------------------------------------------

           1999             3/31     6/30      9/30      12/31      Total
     ----------------   ---------------------------------------------------
     Market price of common stock:

     High                 $ 2.50   $ 3.00    $ 2.875   $  1.50    $ 2.875

     Low                  $ 0.50   $ 1.50    $ 1.875   $0.0625    $  0.50

     Close                $    -   $    -    $     -   $     -    $  2.13

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities and Exchange Act of 1934.

Directors and Executive Officers

         The following table includes the names, positions held and ages of our executive officers as of April 13, 2001. All directors serve for one year and until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except as otherwise stated in employment contracts, at the discretion of the Board of Directors.

     NAME                      AGE               POSITION
     ----                      ---               --------

     Joseph E. Shamy(1)         64          Chief  Executive  Officer, President
                                            and Director
     Michael A. Cutler          46          Director
     David P. Lonski(1)         40          Chairman of the Board and Director
     Richard J. Lucibella       46          Director
     Raymond J. Markman         72          Director
     Melvyn B. Siegel           61          Director
     Dominick F. Maggio         48          Chief Operating Officer and
                                            Executive Vice President

         (1)  David P. Lonski is Joseph E. Shamy's nephew.

Joseph E. Shamy. Mr. Shamy was named the Interim President/CEO and a director of the Company in February 2001, so as to assist the Company during its expansion and funding, and in its search for the right candidate to fill the offices of President and Chief Executive Officer permanently. Mr. Shamy is a businessman and entrepreneur with over 45 years experience in management and administration. A 1960 graduate of Rider University, Mr. Shamy earned his law degree from Seton Hall in 1965. Since that time, he had many real estate developments and investments. Over the last twenty years, in addition to his land development activities, Mr. Shamy has been the majority owner of a string of businesses, as well as an investor in technical stocks. Mr. Shamy was an original investor in EarthLink (Symbol: ELNK), a major investor in I-Trax.com (Symbol: IMTX), and is a major investor in the Company.

         Michael A. Cutler. Mr. Cutler has served as a director of the Company since April 25, 2000, and currently serves on the Company's Nominating Committee. He also served as a director of US Data Authority, Inc., pre-merger, from March 14 - May 1, 2000. For the last ten years, he has been a director of the Personal Communications Industry Association ("PCIA"), acting in various lobbying capacities and involved in PCIA's FCC rule-making efforts. During 1976-1996, Mr. Cutler served as President of Commsite International, Inc., a communications site management and acquisition company. He earned a B.A. in political science from the University of Delaware and his JD from the Potomac Law School in Washington, DC.

         David P. Lonski. Mr. Lonski has served as a Director of the Company since December 6, 2000, and as the Company's Chairman of the Board since January 2001. He is a shareholder in the law firm of Shamy, Shipers & Lonski, P.C., in New Brunswick, New Jersey. Mr. Lonski earned a Bachelor's Degree of Science in Industrial Engineering from Rutgers College of Engineering and a Juris Doctorate Degree from Rutgers School of Law-Camden, New Jersey. In addition, he earned a Masters Degree at Law in Taxation from New York University. Mr. Lonski has been a practicing attorney for 14 years and currently serves on the Board of Directors of many privately held corporations with combined annual revenues in excess of $80 million. He is also on the Board of the publicly held deNovo Bank located in New Brunswick, New Jersey with assets in excess of $48 million.

Richard J. Lucibella. Mr. Lucibella has served as a director of the Company since April 25, 2000, and currently serves on the Company's Compensation Committee and Corporate Governance Committee. He also served as a director of US Data Authority, Inc., pre-merger, from March 14 - May 1, 2000. Since 1997, he has been an investor in CyBear, Inc., an Internet-related healthcare company, which he served as President from January through November 1997. From March through September 1994, Mr. Lucibella served as President of Coastal Physician Group, Inc. He earned an MBA from the Wharton School of the University of Pennsylvania, and a MPH from Johns Hopkins University.

         Raymond J. Markman. Mr. Markman has served as a director of the Company since May 11, 2000, and currently serves on the Company's Audit Committee and Compensation Committee. He is a private investor and President of Life Planning, a company engaged in the development and execution of financial strategies, planning and investment for high net worth individuals and corporations, which he founded in 1988.

         Melvyn B. Siegel. Mr. Siegel has served as a director of the Company since April 25, 2000, as Chairman of the Board and Chief Executive Officer of the Company from May 11, 2000 - September 2000, and currently serves on the Company's Audit Committee, Compensation committee, Corporate Governance Committee, and Nominating Committee. He also was a director of US Data Authority, Inc., pre-merger, from March 14 - May 1, 2000. For the past five years he has been a private investor.

         Dominick F. Maggio. Mr. Maggio is an original co-founder of US Data Authority, Inc. pre-merger. He served as Interim President from March 2, 2000 - June 2000, and was then named Chief Operating Officer and Executive Vice President. Prior to joining the Company, Mr. Maggio served as President/CEO of Secure Transaction International Corp. (STIC) and its subsidiaries from August 1998. From July 1997 to August 1998, he was Chief Operating Officer of Axxsys International, a regional Internet Service Provider (ISP). From March 1993 to July 1998, Mr. Maggio was a business consultant working with Lifeline Biotechnologies, Inc.; Conservation Products International and their subsidiary, Geolite. From 1991 to March 1993, Mr. Maggio was President of Maggio & Associates, Inc., an advertising/public relations firm. Prior to this, Mr. Maggio served as VP Marketing and Investor relations for Lintronics, Inc., a subsidiary of publicly trading EVRO Corporation. From October 1984 to February 1986, Maggio was President and partner in Maggio, Simpson & Hanes, Inc., an advertising agency, into which he had merged his first ad agency, D. Maggio & Associates, Inc., founded in 1982. Mr. Maggio graduated from the University of South Florida in 1974, with a BA degree in Mass Communications/Advertising.

Section 16(a) Beneficial Ownership Reporting Compliance.
-------------------------------------------------------

         To the Company's knowledge, based solely on a review of forms 3, 4, and 5, and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended December 31, 2000, the following individuals failed to file on a timely basis the following reports required by Section 16(a) of the Exchange Act: (i) David P. Lonksi failed to file a Form 3 within 10 days of December 6, 2000, the date he became a director of the Company, and failed to file a Form 4 within 10 days of February 2001, a month in which there was a change in his beneficial ownership of the Company's securities; (ii) Raymond J. Markman failed to file a Form 3 within 10 days of May 11, 2000, the day he became a director of the Company, (iii) Joseph E. Shamy failed to file a Form 3 within 10 days of the date in February 2001 that he became the Company's Chief Executive Officer, President and a director, and failed to file a Form 4 within 10 days of February 2001, a month in which there was a change in his beneficial ownership of the Company's securities; (iv) Jack B. Blount failed to file a Form 3 within 10 days of the date in September 2000 that he became the Company's Chief Executive Officer and President; (v) Big Sky & Associates failed to file a Form 3 within 10 days of the date in year 2000 that it acquired greater than or equal to 10% of the Company's outstanding common stock; (vi) Melvyn B. Siegel failed to file a Form 4 within 10 days of October, 2000, a month in which there was a change in his beneficial ownership of the Company's securities; (vii) Richard L. Lucibella failed to file a Form 4 within 10 days of October, 2000, a month in which there was a change in his beneficial ownership of the Company's securities; and (viii) Harvey Birdman failed to file a Form 4 within 10 days of October, 2000, a month in which there was a change in his beneficial ownership of the Company's securities. The Company is currently assisting its directors, officers, and 10% shareholders in taking the steps necessary to comply with the
Section 16(a) reporting requirements.

Item 10. Executive Compensation.

Summary Compensation Table

         The following table sets forth information relating to the compensation the Company paid during the past three fiscal years to its Chief Executive Officer; and to its four highest paid executive officers who earned more than $100,000 during the fiscal year ended December 31,2000:

                                    Fiscal
                                    LTIP
         Name                       Year         Salary       Bonus

         Dominick F. Maggio,  COO & 2000         $81,730         -
              Executive V.P. (1)    1999         -               -
                                    1998         -               -

         Jack B. Blount, former Chairman         2000$64,904     -
             CEO and President (2)  1999         -               -
                                    1998         -               -

         Melvyn Siegel, former Chairman2000      -               -
             and CEO (3)            1999         -               -
                                    1998         -               -

         Herbert Hirsch, former President (4)    2000-                 -
                                    1999         -               -
                                    1998         -               -

     (1) Mr. Maggio served as the Company's President from March 2, 2000 through June 2000, at which time he became the Company's
              Chief Operating Officer and Executive Vice President.
     (2) Mr. Blount served as the Company's Chief Executive Officer and President from September 2000, and as the Company's Chairman of the Board from October 2000, until his resignation on January 12, 2001.

     (3) Mr. Siegel has served as a Director of the Company since April 25, 2000, and served as the Company's Chairman of the Board and Chief Executive Officer from May 11, 2000 until his resignation in September 2000.
     (4) Mr. Hirsch served as the Company's President (at a time when the Company had no CEO) from August 1996 until his resignation in conjunction with the merger of the Company with US Data Authority, Inc., in April 2000.

Option Grants in Last Fiscal Year

         The Company did not grant any Options or SARs during fiscal year ended December 31, 2000 to its Chief Executive Officer or to its four highest paid executive officers who earned more than $100,000 during the fiscal year ended December 31, 2000.

Stock Incentive Plan

         The board of directors has adopted a stock option plan titled the 2000 Stock Incentive Plan (the "Plan"). We have reserved 2,000,000 shares of Common Stock for issuance under the Plan. The Plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified stock options, and restricted stock.

         Under the Plan we may grant incentive stock options only to the Company's employees, and we may grant non-qualified options or restricted stock to our employees, officers, directors and consultants. The Plan is currently administered by our Board of Directors.

         Subject to the provisions of the Plan, the Board will determine who shall receive grants under the Plan and the type and terms of such grants.

         As of December 31, 2000, options to purchase 605,600 shares of the Company's Common Stock had been issued under the Plan and were outstanding. Subsequent to December 31, 2000, options to purchase 379,900 such shares were cancelled.

Option Exercises and Holdings.
----------------------------- -

         Neither the Company's Chief Executive Officer nor its four highest paid executive officers who earned more than $100,000 during the fiscal year ended December 31, 2000, exercised any options to purchase shares of the Company's common stock during the fiscal year ended December 31, 2000.

Long-Term Incentive Plans Awards in Last Fiscal Year


         The Company did not award any grants under long-term incentive plans during fiscal year ended December 31, 2000 to its Chief Executive Officer or to its four highest paid executive officers who earned more than $100,000 during the fiscal year ended December 31, 2000.

Compensation of Directors

         The Company did not have any compensation plans in effect during the fiscal year ended December 31, 2000.

Employment Contract of Executive Officers.
-----------------------------------------

      The only employment agreement between the Company and an executive officer in effect during the fiscal year ended December 31, 2000, was with Dominick F. Maggio. The agreement is dated March 2, 2000, has an initial term of two years, and is subject to automatic renewal in one year increments unless terminated by either party by providing the other party with notice prior to a renewal term. The agreement provides for compensation in the amount of $125,000 for the first year of the term. Annual compensation is to be adjusted annually thereafter by the Board of Directors. The agreement provides for an annual incentive bonus during the term in the amount of $50,000 for each $5,000,000 of profit earned by the Company in the year, and for a signing bonus in the amount of 4.444% of the company's nondiluted common stock then outstanding, as modified on April 19, 2001. The agreement contains a nondisclosure provision and a two year noncompetition agreement. If terminated by the Company without cause, the agreement provides for a severance payment to Mr. Maggio in the amount of one month of base salary for each two months of employment with the Company, with a minimum payment of six months of base salary and a maximum of 12 months of base salary.

Limitation on Liability and Indemnification Matters

         As authorized by the Florida Business Corporation Law, Article 10 of the Company's bylaws provides:

         "The corporation shall, to the fullest extent permitted or required by the Act, including any amendments thereto (but in the case of any such amendment, only to the extent such amendment permits or requires the corporation to provide broader indemnification rights than prior to such amendment), indemnify its Directors or Officers against any and all Liabilities, and advance any and all reasonable Expenses incurred in any Proceeding to which any such Director or Officer is or is threatened to be made a Party or a witness because he or she is or was a Director or Officer of the corporation. The rights to indemnification granted hereunder shall not be deemed exclusive of any other rights to indemnification against Liabilities or the advancement of Expenses which a Director or Officer may be entitled under any written agreement, Board resolution, vote of shareholders, the Act, or otherwise. The corporation may, but shall not be required to, supplement the foregoing rights to indemnification against Liabilities and advancement of Expenses by the purchase of insurance on behalf of any one or more of its Directors or Officers whether or not the corporation would be obligated to indemnify or advance Expenses to such Director or Officer under this Article. For purposes of this Article, the terms "Directors" and "Officers" includes former directors or officers and any directors or officers who are or were serving at the request of the corporation as directors, officers, employees, or agents of another corporation, partnership, joint venture, trust, or other enterprise, including,, without limitation, any employee benefit plan (other than in the capacity as agents separately retained and compensated for the provision of goods or services to the enterprise, including, without limitation, attorneys-at-law, accountants, and financial consultants). All other capitalized terms used in this Article and not otherwise defined herein shall have the meaning set forth in Section 607.0850, Florida Statutes, as amended. The provisions of this Article are intended solely for the benefit of the indemnified parties described herein, their heirs and personal representatives and shall not create any rights in favor of third parties. No amendment to or repeal of this Article shall diminish the rights of indemnification provided for herein prior to such amendment or repeal."

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Company's directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the SEC, this indemnification is against public policy as expressed in the securities laws, and is, therefore unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following tables set forth information known to the Company, as of February 2, 2001, relating to the beneficial ownership of the Company's Common and Preferred Stock by: each person who is known by the Company to be the beneficial owner of more than five percent of an outstanding class of voting securities; each director; each executive officer; and all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of US Data Authority, Inc., 3500 NW Boca Raton Boulevard, Bldg. 811, Boca Raton, Florida 33431.

         The Company believes that all persons named in the table have sole voting and investment power with respect to all securities shown as being owned by them.

         Under securities laws, a person is considered to be the beneficial owner of securities owned by him and that can be acquired by him within 60 days from the date of this Report, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this Report, have been exercised or converted.

     Name of Beneficial        Amount and Nature of               Percentage
     Owner of Common Stock     Beneficial Ownership                of Class
     ---------------------     --------------------              ------------

     Joseph E. Shamy                    752,000(1)                   3.76%
     Michael A. Cutler                  365,000                      1.83%
     David P. Lonski                     50,000(2)                   0.25%
     Richard J. Lucibella                50,000                      0.25%
     Raymond J. Markman                 233,333(3)                   1.17%
     Melvyn B. Siegel                 2,516,702(4)                  12.58%
     Dominick F. Maggio                 975,000(5)                   4.88%
     Big Sky & Associates             8,530,000(6)                  37.91%
     Executive Officers and
     Directors (as a group)           4,942,035                     24.71%

         (1) 50,000 shares of which are owned by Daniel J. Shamy and Jennifer E Shamy as tenants in common, Mr. Shamy's son and daughter respectively; and 33,333 shares of which are owned by Daniel J. Shamy.
         (2) 50,000 shares of which are owned by Jeanine Lonski, Mr. Lonski's wife.
         (3) 100,000 shares of which are owned by the Raymond J. Markman Defined Benefit Plan & Trust, Mr. Markman's trust.
         (4) 80,980 shares of which are owned by Siegel #3 LLC, a limited liability company operated by Mr. Siegel; 5,000 of which are owned by Arthur Siegel as custodian for Alexa B. Siegel, Mr. Siegel's granddaughter; 119,598 shares of which are owned by Andrew Siegel, Mr. Siegel's son; 10,000 of which are owned by Arthur Siegel, Mr. Siegel's son; 10,000 of which are owned by Patricia Siegel as custodian for Ellie Siegel, Mr. Siegel's daughter; 1,065,000 shares of which are owned by Patricia Siegel, Mr. Siegel's wife; 5,000 shares of which are owned by Laurie Hankinson as custodian for Jacob A. Hankinson, Mr. Siegel's daughter; 217,000 shares of which are owned by Raymond W.
              Hankinson & Laurie Hankinson as joint tenants, Mr. Siegel's son-in-law and daughter, respectively; 3,333 shares of which are owned by Bruce Marmer, Mr. Siegel's nephew; 23,333 shares of which are owned by Lorna B. Marmer, Mr. Siegel's sister; 50,000 shares of which are owned by Stephen Marmer, Mr. Siegel's nephew; and 13,333 shares of which are owned by Terry Marmer, Mr. Siegel's nephew.

         (5) 100,000 shares of which are owned by Louis J. Maggio, Mr. Maggio's brother; 25,000 shares of which are owned by Mary T. Maggio, Mr. Maggio's ex-wife; 25,000 shares of which are owned by I.G. Fonte, Mr. Maggio's uncle; and 25,000 shares of which are owned by Salvatore Fonte, Mr. Maggio's uncle.
         (6) 2,500,000 shares of which are issuable upon exercise of a common stock purchase warrant, at $7.50 per share.

       Name of Beneficial
       Owner of  Class A              Amount and Nature of         Percentage
   Convertible Preferred Stock(1)     Beneficial Ownership          of Class
   ------------------------------     --------------------         ------------

   Joseph E. Shamy                              1,000,000                  80%
   David P. Lonski                                250,000                  20%
   Executive Officers and
   Directors (as a group)                       1,250,000                 100%

         (1) The holders of shares of Class A Convertible Preferred Stock have 10 votes per share of Preferred Stock held on all matters submitted to a vote of the shareholders of the Company. The shares of Preferred Stock will automatically convert to shares of the Company's Common Stock on a one-for-one basis on February 15, 2004.


Item 12.      Certain Relationships and Related Transactions.

         Except for (i) the Employment Agreement between Dominick Maggio and the Company dated March 2, 2000, and (ii) the private placement of Company securities to Joseph E. Shamy, David P. Lonski, Harvey Birdman, Melvyn B. Siegel and Richard J. Lucibella, the only related transaction the Company entered into in year 2000 is as follows:

         The Company has an executive agreement with its chief technical employee, Adam Reiser, dated October 24, 2000, for the payment of $225,000 in compensation payable monthly through December 31, 2002. During year 2000 the employee was advanced approximately $194,200, which was reduced by approximately $64,600 in payments. The advance earns interest at 7.5%. Collateral for the advance was 50,000 shares of the Company stock, which had been place in escrow. On February 2, 2001, the common stock was turned in to the Company in full satisfaction of the advance, including accrued interest. At the date of settlement the common stock was trading at $2.8125 per share. Total value at date of liquidation was $140,600. The stock was subsequently retired at fair market value. The amounts due from the chief technical employee are included in amounts due from officers and employees on the Company's balance sheet for December 31, 2000.

Item 13.      Exhibits, Lists and Reports on Form 8-K.

Exhibit
Number        Description

2 Agreement and Plan of Merger by and among SunVest Resorts, Inc., the Company, et al., dated effective March 15, 2000. (1)

3(i)(a)       Articles of Incorporation of the Company dated August 6, 1996. (2)

3(i)(b) Articles of Amendment to the Articles of Incorporation of the Company designating Class A Convertible Preferred Stock, dated march 2, 2001. (3)

3(ii)             Amended and Restated Bylaws of the Company. (4)

9.1 Master Agreement to Lease Equipment between Cisco Systems Capital Corporation, as Lessor, and the Company, as Lessee, dated as of June 30, 2000 (attached to Form 10-QSB/A filed November 14, 2000).
              (5)

9.2 Employment Agreement between the Company and Dominick F. Maggio, dated March 2, 2000.(6)

9.3           2000 Stock Incentive Plan.(6)

9.4 Master Agreement between the Company and AT&T Corp., dated January 10, 2001.(6)

9.5 Customer Agreement between the Company and Hitachi Data Systems Corporation, dated March 30, 2001.(6)
-------------------
(1) Incorporated by reference as exhibit 10.5 of the Company's Form 10-KSB/A filed on April 12, 2000.
(2) Incorporated by reference as exhibit 2.1 of the Company's Registration Statement on Form 10-SB, filed on November 21, 1999, which became effective on January 21, 2000.
(3) Incorporated by reference as exhibit 3.1 of the Company's Form 8-K filed on March 6, 2001.
(4) Incorporated by reference as exhibit 2.2 of the Company's Registration Statement on Form 10-SB, filed on November 21, 1999, which became effective on January 21, 2000.
(5) Incorporated by reference as exhibit 10.1 of the Company's Form 10-QSB filed on November 13, 2000.
(6)     Attached hereto.

Reports on Form 8-K filed by the Registrant during and since the last quarter of 2000.

         On November 8, 2000, the Company filed a Report on Form 8-K that disclosed certain employment matters re: officers and directors and certain financing matters.

         On March 6, 2001, the Company filed a Report on Form 8-K the disclosed a private financing.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this amended report to be signed on behalf of the undersigned, thereunto duly authorized.

Date:     April 19, 2001                        US DATA AUTHORITY, INC.
                                                (Registrant)


                                             By:/s/Joseph E. Shamy
                                                --------------------------------
                                                Joseph E. Shamy, Chief Executive
                                                Officer & President

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                      Date


/s/Joseph E. Shamy
------------------------------   CEO, President &           April 19, 2001
Joseph E. Shamy                  Director

/s/David P. Lonski
------------------------------   Director & Chairman        April 19, 2001
David P. Lonski

/s/Michael A. Cutler
------------------------------   Director                   April 19, 2001
Michael A. Cutler

/s/Richard J. Lucibella
------------------------------   Director                   April 19, 2001
Richard J. Lucibella

/s/Raymond J. Markman
------------------------------   Director                   April 19, 2001
Raymond J. Markman

/s/ Melvyn B. Siegel
------------------------------   Director                   April 19, 2001
Melvyn B. Siegel

/s/Dominick F. Maggio
------------------------------   COO, Exec. VP             April 19, 2001
Dominick F. Maggio