Form 10QSB
period 2001-03-31
US DATA AUTHORITY INC
filed 2001-05-21
CIK 1022962

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
Commission File No. 000-28251

US Data Authority, Inc.
(Exact name of small business issuer as specified in its charter)

Florida (State of Incorporation)	65-0693150 (I.R.S. Employer Identification No.)

3500 NW Boca Raton Boulevard, Building 811, Boca Raton, Florida 33431
(Address of Principal Executive Offices)

(561) 322-4300
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

Common stock, par value $.02 per share, 21,002,791 shares issued and outstanding as of May 16, 2001.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

<End Page 1>

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

US Data Authority, Inc.
(a development stage company)
Balance Sheets (Unaudited)
Assets
	March 31, 2001	December 31, 2000
Current assets: Cash and equivalents	$ 88,900	$ 61,800
Accounts receivable, less allowance for doubtful collections	125,800	62,300
Advances to officer and employees	17,300	145,000
Other current asset	3,700	5,200
Total current assets	235,700	274,300
Equipment under capitalized leases	2,697,100	2,287,400
Leaseholds, furniture, fixtures and equipment	1,334,800	1,400,100
Excess of costs over net assets acquired	95,500	99,400
Other assets	77,800	55,400
Total Assets	4,440,900	4,116,600
Liabilities and Shareholders' Deficit
Current liabilities: Current portion of capitalized lease obligations	1,071,569	$634,800
Accounts payable	3,851,200	2,730,000
Accrued liabilities	1,491,900	882,000
Notes payable, shareholders	1,900,000	1,100,000
Due to related party	25,300	25,300
Total current liabilities	8,339,969	5,372,100
Capitalized lease obligations, less current portion	1,866,231	1,733,000
	10,206,200	7,145,100

Shareholders' deficit:
Preferred stock, $1.00 par; authorized 30,000,000 shares; no shares issued and outstanding

Common stock, $.02 par, authorized 100,000,000 shares; issued and outstanding 21,002,791 shares at March 31, 2001 and 20,000,159 shares at December 31, 2000

	-- 420,400	-- 400,000
Capital in excess of par	4,205,500	4,081,500
Deficit	(930,200)	(930,200)
Accumulated deficit during the development stage	(6,579,800)	(6,579,800)
Shareholders' deficit	(2,881,200)
	$4,440,900	$4,116,600

Read the accompanying notes to financial statements, which are an integral part of this financial statement.

<End Page 2>

US Data Authority, Inc.
(a development stage company)
Statements of Operations (Unaudited)
	For the three months ended March 31,
	2001	2000
Operating expenses: Technology and content, less miscellaneous revenues	$1,235,400	--
Compensation and related benefits	1,130,300	--
Marketing and sales	79,500	--
General and administrative	315,500	--
Interest	168,500	--
Rent	39,700	--
Amortization and depreciation	205,100	--

Less interest income	2,200	--
(Loss) from continuing operations	(2,881,200)	--
Income (loss) from discontinued operations, net	--	343,196
Net (loss)	(2,881,200)	--
Income (loss) per share of common stock: From continuing operations Basic	(.144)	--
Diluted	(.144)	--
From discontinued operations Basic	--	.04
Diluted	--	.04
Net (loss) per share of common stock: Basic	(.144)	.04
Diluted	(.144)	.04
Weighted average common shares outstanding	20,011,299	8,579,900

Read the accompanying notes to financial statements,
which are an integral part of this financial statement.

<End Page 3>

US Data Authority, Inc.
(a development stage company)
Statements of Cash Flows (Unaudited)
	For the three months ended March 31,
	2001	2000
Cash flows from operating activities: Sources of cash: Revenues Interest	$346,864 2,200	-- --
Uses of cash: Technology and content Compensation and related benefits Marketing, selling, general and administrative Rent Cash used in discontinued operations, net	(61,100) 923,170 326,604 39,700 --	-- -- -- -- --
		--
Cash (used-in) operating activities	(879,300)	--
Cash flows from investing activities: Sources of cash: Officer and employees loan repayments Customer security deposits Cash provided from discontinued operations, net	-- --	-- -- --
	--	--
Uses of cash: Advances to officers and employees Purchases of leaseholds, furniture, fixtures and equipment, less amount financed Payments to related party Rent, utility and other security deposits	-- 15,600 -- 22,400	-- -- -- --
		--
Cash (used-in) investing activities	(38,000)	--
Cash flows from financing activities: Sources of cash: Sale of warrants Sales of common stock Shareholders loans Cash provided from discontinued operations, net	62,500 222,500 800,000 --	-- -- 203,116
Uses of cash: Cancellation of stock	(140,600)	--
Cash provided by financing activities	944,400	--
Increase (decrease) in cash and equivalents	27,100	203,116
Cash and equivalents, beginning	61,800	9,200
Cash and equivalents, ending	88,900	212,316

Read the accompanying notes to financial statements,
which are an integral part of this financial statement.

<End Page 4>

US Data Authority, Inc.
(a development stage company)
Notes to Financial Statements
(Unaudited)
March 31, 2001

Note 1. - Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 2000.

Note 2. - Accounts Payable and Accrued Liabilities

Included in Accounts Payable is approximately $1.9 million in amounts billed to the Company by AT&T which are subject to a billing dispute between AT&T and the Company. The billing dispute, which has been in effect for the last three months, concerns amounts billed by AT&T to the Company as usage charges for the Company's network access points ("NAPs") co-located within AT&T facilities. The Company has fully detailed and shown AT&T conclusive proof that its billings, since the inception of the relationship, have been excessive and largely in error in that certain operational costs of the NAPs were billed to the Company by AT&T before the NAPs were operational. As part of its negotiation strategy, AT& T threatened termination of circuits and has demanded payment of disputed amounts despite good faith payments by the Company of $600,000, paid in the interest of resolving the dispute. Management is working diligently with executives of AT&T to resolve these issues. While there can be no assurances that AT&T will accept all of the Company's requested credits and billing adjustments, AT&T has agreed to nearly $1 million of credits after the review of the first third of the disputed bills.

Included in Accrued Liabilities is approximately $650,000 in delinquent payroll taxes owed by the Company to the Internal Revenue Service for periods in calendar year 2000. Management is currently developing a payment plan with respect to these amounts in preparation for presenting such plan to the IRS. The Company is current in its payroll tax obligations for all periods in 2001.

Note 3. - Notes Payable, Shareholders

The following table summarizes the information regarding the notes due shareholders as of March 31, 2001:

<End Page 5>

Amount	Maturity Date/Interest Rate	Other Terms
$1,000,000	October 2001; 12% Secured by Company assets	Convertible at the Company's option into shares of Common Stock at the lower of $1 or the price paid in the latest private placement
$100,000	Demand; 12% Unsecured
$250,000	February 15, 2002; 10% Unsecured	Convertible at holder's option into 1,250,000 shares of Series A Preferred Stock, with 10 votes per share and, in turn, into 1,250,000 shares of Common Stock on February 15, 2004.
$550,000	First Quarter 2002; 12% Unsecured	Convertible at the lender's option into shares of Common Stock at prices ranging from $1.25 to $.20 per share, depending on the time of conversion
$1,900,000

No interest has thus far been paid with respect to any of these notes, payment thereof having been deferred by the obligees.

Note 4. - Common Stock

Included in the shares of Common Stock issued and outstanding are 526,316 shares held in escrow for the benefit of IDT fund, Ltd., which purchased 526,316 additional shares at a price of $.38/share on March 19, 2001. Certain of the escrowed shares would be transferred to IDT if the Company does not make the shares purchased by IDT subject to an effective SEC registration statement by September 19, 2001, or if IDT does not realize a 25% profit upon sale of its purchased shares.

Also, under an agreement entered by the Company on March 22, 2001, with HITACHI Data Systems, Inc. ("HDS"), the Company agreed to grant HSD 4,000 shares of the Common Stock for each of the first fifty (50) terabytes shipped into the Company's network. The maximum number of shares that HDS could receive under the agreement is 200,000.

The calculation of total number of shares outstanding and weighted average number of shares outstanding were calculated as follows:

<End Page 6>

Shares Beginning	20,000,159
Shares Issued on March 19, 2001	1,052,632
Shares cancelled on March 26, 2001	-50,000
Total number of share outstanding as of March 31, 2001:	21,002,791
Weighted average number shares outstanding	20,011,299

Prior to January 1, 2001, the Company issued stock purchase warrants as follows:

	Expiration	Weighted Average Price	Number of Shares
Shareholders	2002 to 2003	$7.25	3,010,000
Supplier	2005	$7.17	66,667
Total			3,076,667

During the first quarter of 2001, the Company sold a stock warrant for 250,000 shares of the Common Stock for $62,500 to La Jolla Cove Investors, Inc. The exercise price of the warrant is the lowest of 80% of the lowest closing bid price of the Company's stock during the thirty trading days prior to exercise or $4.00, less a prorata portion of $31,250. The warrant expires on February 7, 2002.

The Company has granted stock options to various current and former employees under the 2000 Stock Incentive Plan. As of March 31, 2001, 225,600 options were outstanding at the exercise price of $7.14 per share, exercisable during the next ten years, and 300,000 options were outstanding at the exercise price of $.40 per share, exercisable on or before September 2001. There were no stock options exercised as of March 31, 2001.

<End Page 7>

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the first quarter of 2001, the Company continued in its efforts to increase revenue from operations beyond an auxiliary level and otherwise to expand its operations with the view to exiting the development stage by the end of 2001. As described more particularly below, these efforts have continued to be challenged by the Company's lack of capital resources. As of the date of this report, there is no assurance that the Company will be able to overcome this challenge and emerge from the development stage in the near future.

Sales

Sales of the Company's products and services have experienced a positive trend over the first quarter and April and 2001. Monthly sales for this period were as follows:

Sales
January February March April May (through May 11, 2001)	$ 33,256 $121,847 $136,501 $147,783 $154,397

Urgent efforts are underway to enhance orders, sales and revenue figures through the implementation of a Master Agent Program. While retaining and reinforcing the inside sales force, the Company is in the process of augmenting that resource through three (out of a contemplated 30) strategic marketing agreements, with Epic Communications, Louisville, Kentucky, Unilink, Columbus, Ohio, and Advanced Technology Consulting, Cincinnati, Ohio. These agreements are designed to provide an outlet for sales of the Company's products and services through the thousands of salespersons employed by the Master Agents. It is anticipated that the Company will be able to begin to generate orders from this new sales channel as early as June 2001.

In addition to the sales initiatives, the Company has several programs under development that are targeted at providing new sources of revenue and profitability. Specifically, on March 22, 2001, the Company entered into an initial $33 million dollar contract with HITACHI Data Systems. The agreement will expedite the delivery of the data storage hardware and support necessary to launch a national Internet Storage Infrastructure (ISI) utilizing the Company's national network. By integrating data storage capability into the network, the Company will be able to enhance its capability to generate revenue with minimal additional capital outlay because, under the HITACHI agreement, the Company will be able to repay HITACHI's services through a revenue sharing arrangement.

<End Page 8>

Liquidity and Capital Resources

The Company's operations thus far have been funded utilizing the proceeds of (i) the $2.4 million private placement into the former US Data Authority, Inc. before the merger on May 1, 2000, (ii) the $1.12 million private placement conducted during August-September 2000, (iii) the $1.0 million convertible bridge loan made available to the Company by a group of directors and shareholders in late October 2000, (iv) the $100,000 demand loan made to the Company by a director in late 2000, (v) the $800,000 in loans made to the Company by certain of the directors in the first quarter 2001, (vi) the sale by the Company of the warrant to LaJolla Cove Investors, Inc. for $62,500 in February 2001, (vii) the sale by the Company of 526,316 shares of the Common Stock for $200,000 to IDT Fund, Ltd. and (viii) the sale by the Company of $750,000 in convertible debentures to two investors in April 2001. As of March 31, 2001, the Company also owed approximately $2.9 million under a capital lease with Cisco Systems Capital Corporation, the proceeds from which were used to acquire network equipment.

In order to implement the Company's business plan of stabilizing its net income from operations at a level sufficient to achieve positive cash flow and exit the development stage, additional capital in the $8.0-$10.0 million range is required. Management is engaged in the most urgent efforts to raise such capital. There is no assurance that such efforts would be successful.

Results of Continuing Operations

In the first quarter of 2001, the Company reported a net loss of $2,881,000. During the first four months of 2001, the Company has been undertaking the process of restructuring its inside sales force, technical staff and administrative support personnel. The Company has identified additional cost saving that would reduce the monthly cash spend rate by approximately $300,000 per month as compared to the fiscal year 2000 spend rate. Because of the timing of the restructuring and savings programs, a portion of the savings from these initiatives has already been reflected in this quarter's financial results.

Operating expenses for the quarter amounted to $3,175,000, including $1,620,400 of technology and content (less $384,000 of offsetting revenues), compensation related expenses of $1,130,300, marketing and sales expense $79,400 and general and administrative expense of $315,500. As a result of the foregoing, the Company incurred a loss per share of common stock from continuing operations of $.14 on a basic and fully diluted basis.

Comparable figures for the first quarter of 2000 are not presented here because during such period the Company, then known as SunVest Resorts, Inc., was engaged in the real estate business, which has since been discontinued, and any comparison would be meaningless.

<End Page 9>

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

<End Page 10>

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

A. Exhibits:

None

B. Reports on Form 8-K

Registrant filed a report on Form 8-K on March 6, 2001, wherein it reported an amendment to its Articles of Incorporation containing a designation of 2,000,000 shares of Series A Preferred Stock and the purchase by two directors from the Company of $250,000 of convertible debentures, convertible into shares of such Preferred Stock.

<End Page 11>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US DATA AUTHORITY, INC.
Date: May 21, 2001	By: /S/ Dominick F. Maggio Dominick F. Maggio, Chief Operating Officer and Executive Vice President

<End Page 12>