Form 10QSB
period 2001-06-30
US DATA AUTHORITY INC
filed 2001-08-20
CIK 1022962

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
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

Common stock, par value $.02 per share, 39,317,791 shares issued and outstanding as of August 17, 2001.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I

FINANCIAL INFORMATION
Item 1.	Financial Statements

US DATA AUTHORITY, INC.
(FORMERLY SUNVEST RESORTS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEETS - JUNE 30, 2001 AND DECEMBER 31, 2000
(UNAUDITED)
ASSETS
	June 30, 2001	December 31, 2000
Current assets: Cash and equivalents	$ 162,200	$ 61,800
Accounts receivable, less allowance for doubtful collections (2001, $45,200; 2000, $2,600)	132,100	62,300
Advances to officer and employees	10,000	145,000
Other current asset	66,600	5,200
Total current assets	370,900	274,300
Equipment under capitalized leases	2,947,900	2,287,400
Leaseholds, furniture, fixtures and equipment	1,308,700	1,400,100
Excess of costs over net assets acquired	91,500	99,400
Other assets	221,400	55,400
Total assets	$4,940,400	$4,116,600
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities: Current portion of capitalized lease obligations	$ 979,900	$ 634,800
Accounts payable	4,709,300	2,730,000
Accrued liabilities	1,247,200	882,000
Notes payable, shareholders	1,850,000	1,100,000
Due to related party	25,300	25,300
Total current liabilities	8,811,100	5,372,100
Capitalized lease obligations, less current portion	2,171,900	1,773,000
	10,983,000	7,145,100

Shareholders' deficit:
Preferred stock, $1.00 par; authorized 30,000,000 shares; 1,250,000 shares issued and outstanding in 2001.

Common stock, $.02 par, authorized 100,000,000 shares; issued and outstanding 34,517,791 shares on June 30, 2001 and 20,000,159 shares at December 31, 2000

	1,250,000 794,600	-- 400,000
Capital in excess of par	4,791,700	4,081,500
Deficit	(930,200)	(930,200)
Accumulated deficit during the development stage	(11,948,700)	(6,579,800)
	(6,042,600)	(3,028,500)
	$ 4,940,400	$4,116,600

Read the accompanying notes to financial statements, which are an integral part of this financial statement.

US DATA AUTHORITY, INC
(FORMERLY SUNVEST RESORTS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
CUMULATIVE AMOUNTS FROM INCEPTION OF DEVELOPMENT STAGE (MAY 1, 2000) THROUGH JUNE 30, 2001
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Amounts from Inception To-Date
	2001	2000	2001	2000
Revenues: Sales, bandwidth, net of allowances	$ 369,600	$ 14,400	$ 586,900	$ 14,400	$ 711,000
Equipment	15,700	-	15,700	-	15,700
	385,300	14,400	602,600	14,400	726,700
Operating expenses: Technology and content	2,525,400	396,900	3,687,500	396,900	5,824,700
Compensation and related benefits	1,059,100	190,700	2,189,400	190,700	4,812,600
Marketing and sales	30,500	48,000	110,000	48,000	877,400
General and administrative	347,400	126,800	662,900	126,800	1,493,500
Interest	216,700	-	385,200	-	465,600
Rent	8,300	-	48,000	-	111,100
Amortization and depreciation	209,500	-	414,600	-	641,800
	4,396,900	762,400	7,497,600	762,400	14,226,700
Less interest income	400	7,100	2,600	7,100	27,800
	4,396,500	755,300	7,495,000	755,300	14,198,900
Loss before other additions	(4,011,200)	(740,900)	(6,892,400)	(740,900)	(13,472,200)
Other additions, vendor settlement credits	1,523,500	-	1,523,500	-	1,523,500
Loss from continuing operations	(2,487,700)	(740,900)	(5,368,900)	(740,900)	(11,948,700)
Income (loss) from discontinued operations	-	(108,300)	-	234,900	-
Loss before income tax benefit	(2,487,700)	(849,200)	(5,368,900)	(506,000)	(11,948,700)
Income tax benefit	-	296,000	-	296,000	-
Net loss	$ (2,487,700)	$ (553,200)	$ (5,368,900)	$ (210,000)	$ (11,948,700)
Income (loss) per share of common stock: From continuing operations Basic	$ (0.12)	$ (0.05)	$ (0.27)	$ (0.04)	$ (0.65)
Diluted	$ (0.12)	$ (0.05)	$ (0.27)	$ (0.04)	$ (0.65)
From discontinued operations Basic	$ (0.12)	$ (0.05)	$ (0.27)	$ 0.03	$ (0.65)
Diluted	$ (0.12)	$ (0.05)	$ (0.27)	$ 0.03	$ (0.65)
Weighted average common shares outstanding	21,062,914	10,099,914	20,016,703	20,000,159	18,357,506

Read the accompanying notes to financial statements,
which are an integral part of this financial statement.

US DATA AUTHORITY, INC.
(FORMERLY SUNVEST RESORTS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
CUMULATIVE AMOUNTS FROM INCEPTION OF DEVELOPMENT STAGE
(MAY 1, 2000) THROUGH JUNE 30, 2001
(UNAUDITED)
					Cumulative
	Three Months Ended		Six Months Ended		Amounts from
	June 30,		June 30,		Inception
	2001	2000	2001	2000	To-Date

Cash flows from operating activities:
Sources of cash:
Sales	$ 306,500	$ -	$ 653,400	$ -	$ 728,900
Interest	400	-	2,600	-	25,400
Cash provided from discontinued operations	-	31,800		234,900	-
	306,900	31,800	656,000	234,900	754,300

Uses of cash:
Technology and content	918,400	-	857,300	25,600	1,010,900
Compensation and related benefits	1,125,600	-	2,189,400	419,300	4,108,400
Marketing, selling, general and administrative	246,300	39,400	572,900	-	1,447,800
Rent	10,200	-	49,900		103,000
Interest	217,100	-	217,100		217,100
Cash used in discontinued operations, net	-	-	-	-	-
	2,517,600	39,400	3,886,600	444,900	6,887,200

Cash (used-in) operating activities	(2,210,700)	(7,600)	(3,230,600)	(210,000)	(6,132,900)

Cash flows from investing activities:
Sources of cash:
Officer and employee loan repayments	-	-	-	-	64,600
Customer security deposits	66,900	-	44,500	-	103,500
Discontinued operations

	66,900	-	44,500	-	168,100
Uses of cash:
Advances to officers and employees	-	-	-	-	271,200
Purchases of leaseholds, furniture, fixtures and equipment
less amounts financed	153,900	-	169,500	430,600	1,366,200
Payments to related parties	-	-	-	-	25,300
Rent, utility and other security deposits	-	-	-	-	55,400
Discontinued operations				211,100

	153,900	-	169,500	641,700	1,718,100

Cash (used-in) investing activities	(87,000)	-	(125,000)	(641,700)	(1,550,000)

US DATA AUTHORITY, INC.
(FORMERLY SUNVEST RESORTS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS (continued)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
CUMULATIVE AMOUNTS FROM INCEPTION OF DEVELOPMENT STAGE
(MAY 1, 2000) THROUGH JUNE 30, 2001
(UNAUDITED)
Cash flows from financing activities:
Sources of cash:
Proceeds from:
Sales of common stock	1,733,000	1,020,400	1,955,500	1,020,400	5,557,400
Sales of warrants	-	-	62,500	-	62,500
Shareholders loans	200,000	-	1,000,000	-	2,100,000
Lease advances	500,000	-	500,000	-	500,000
Cash provided from discontinued operations, net		-	-	97,300	-

	2,433,000	1,020,400	3,518,000	1,117,700	8,219,900
Uses of cash:
Capitalized lease obligations and short term debt	62,000	-	62,000	-	374,800

Cash provided by financing activities	2,371,000	1,020,400	3,456,000	1,117,700	7,845,100

Increase (decrease) in cash and equivalents	73,300	1,012,800	100,400	266,000	162,200

Cash and equivalents, beginning	88,900	212,300	61,800	959,100	-

Cash and equivalents, ending	$ 162,200	$ 1,225,100	$ 162,200	$ 1,225,100	$ 162,200

Read the accompanying notes to financial statements,
which are an integral part of this financial statement.

US Data Authority, Inc.
(a development stage company)
Notes to Financial Statements
(Unaudited)
June 30, 2001

Note 1. - Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 2000.

Note 2. - Accounts Payable and Accrued Liabilities

Included in Accounts Payable is approximately $2,257,812 in amounts billed to the Company by AT&T which are subject to a billing dispute between AT&T and the Company. See discussion in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview.

Included in Accrued Liabilities is approximately $660,000 in delinquent payroll taxes owed by the Company to the Internal Revenue Service for periods in calendar year 2000. Management is continuing to develop a payment plan with respect to these amounts in preparation for presenting such plan to the IRS. The Company is current in its payroll tax obligations for all periods in 2001.

Note 3. - Notes Payable, Shareholders

The following table summarizes the information regarding the notes due shareholders as of June 30, 2001:

Amount	Maturity Date/Interest Rate/Security	Other Terms
$1,000,000	October 2001; 12% Secured by Company assets	Convertible at the Company's option into shares of Common Stock at the lower of $1 or the price paid in the latest private placement
$100,000	Demand; 12% Unsecured
$550,000	First Quarter 2002; 12% Unsecured	Convertible at the lender's option into shares of Common Stock at prices ranging from $1.25 to $.20 per share, depending on the time of conversion
$200,000	Demand; 12% Unsecured
$1,850,000

No interest has thus far been paid with respect to any of these notes, payment thereof having been deferred by the obligees.

Note 4. - Shareholders' Deficit

On May 23, 2001, the holders of $250,000 of convertible unsecured notes converted the outstanding principal and accrued interest of such notes into 1,250,000 shares of Series A Preferred Stock. Each share is entitled to ten votes per share and is automatically convertible into 1,250,000 shares of Common Stock on February 15, 2004. The holders of the Preferred Stock have agreed to assign their voting rights in the shares to AB Financial Services, LLC ("ABFS"), in connection with ABFS's investment in the Company. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

The total number of shares outstanding and weighted average number of shares outstanding were calculated as follows:

Shares Beginning (on March 31, 2001)	21,002,791
Shares Issued on April 30, 2001	318,076
Shares Issued on May 24, 2001	12,000,000
Shares Issued on May 31, 2001	1,196,924
Total number of share outstanding as of June 30, 2001:	34,517,791
Weighted average number shares outstanding for the period ending June 30, 2001	21,062,914

Included in the shares of Common Stock issued and outstanding are 1,500,000 shares held in escrow for the benefit of Thomson Kernaghan & Co., Ltd., which , effective as of April 27, 2001, purchased a convertible debenture from the Company in the principal amount of $550,000. Under the terms of the escrow agreement, certain of the 1,500,000 shares would be transferred to Thomson Kernaghan in conversion of the $550,000 debenture if the Company does not make the shares into which the debenture would otherwise be convertible subject to an effective SEC registration statement by August 27, 2001.

As part of the purchase by Thomson Kernaghan of the $550,000 convertible debenture, the Company granted Thomson Kernaghan (a) a warrant to purchase 500,000 shares of Common Stock at the exercise price of $.70 per share, expiring on April 27, 2003 and (b) a warrant to purchase 125,000 shares of Common Stock at the exercise price of $.70 per share, also expiring on April 27, 2003.

Similarly, as part of the agreement by ABFS to invest up to $4.8 million for 40 million shares of Common Stock, entered into as of May 23, 2001, the Company granted ABFS warrants to purchase 30 million shares of Common Stock at the exercise price of $.10 per share, expiring on May 23, 2006. Also, the $200,000, 9 3/4% convertible debenture purchased by La Jolla Cove Investors, Inc., on April 5, 2001, was accompanied by a warrant entitling the debenture holder to purchase the number of shares of Common Stock which is five (5) times the number of shares of such stock acquired by the holder upon conversion of the debenture, at the exercise price of the lesser of $1.40 per share or 78% of the lowest market price of the Common Stock during the thirty (30) day period prior to the holder's conversion. The warrant expires on April 5, 2003.

The Company has granted stock options to various current and former employees under the 2000 Stock Incentive Plan. As of June 30, 2001, 225,600 options were outstanding at the exercise price of $7.14 per share, exercisable during the next ten years, and 300,000 options were outstanding at the exercise price of $.40 per share, exercisable on or before September 10, 2001. There were no stock options exercised as of June 30, 2001.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the second quarter of 2001, the Company continued its efforts to increase revenue from operations beyond an auxiliary level, to reduce expenditures significantly, and otherwise to stay in business as a going concern, with the view to possibly exiting the development stage by the end of the first quarter of 2002. As described more particularly below, these efforts have been challenged in a very significant way by a billing dispute between the Company and its largest network provider, AT&T, and the Company's general lack of adequate capital resources.

As regards the billing dispute with AT&T, since January 2001, the Company has been asserting to AT&T that amounts billed by AT&T to the Company as usage charges for the Company's network access points ("NAPs") co-located within AT&T facilities have been excessive.

The dispute escalated when AT&T filed suit, on August 6, 2001, against the Company in the US District Court for the Southern District of Florida, AT&T Corp. vs. US Data Authority, Inc., Civ-01-8715, demanding payment of $2,332,984 in total amount of outstanding charges. In the ensuing settlement negotiations the Company and AT&T reached a settlement under which, in major part, (a) the Company agreed to pay a portion of the disputed amount, payable in four installments on or before December 28, 2001, and (b) AT&T agreed to "mothball" over 50% of the NAPs currently used by the Company and negotiated a reduction in the Company's minimum annual revenue commitments. The settlement was reached on August 17, 2001, and is subject to the execution of the appropriate documents and dismissal of the lawsuit. As a result of the settlement and other credits already booked in the second quarter, the Company achieved a significant reduction going forward in its fixed monthly usage charges, with a negligible loss of customers, and an approximately $3.0 million reduction in accrued technology usage costs. The full effect of the settlement will be reflected in the Company's financial results for the third quarter 2001.

The Company's other effort to reduce expenditures consisted of downsizing its personnel. As of the date of this report, the Company's workforce totals current 27 employees, down from 185 as of December 31, 2000. Such reduction having been achieved without impairing the technical operations of the Company.

As previously reported, in an effort to increase sales, the Company has entered into strategic marketing agreements with technology resellers. Currently, the Company has entered into 64 of these arrangements. While not yet at a significant level of sales, 17 of these agreements have produced some sales. In addition, the Company believes that upon launch of its data storage solution, these resellers and agents will have a service which should increase sales significantly.

The Company should be in a position to start its data storage offering in the fourth quarter 2001, and anticipates its first revenue from data storage within that period. The Company continues to pursue industry alliances that will further the development of its data storage product offering and is working on adding voice offerings to its data transmission products. The Company believes that the capture of even a small portion of the growing data storage market will significantly enhance its chances to become profitable on an ongoing basis.

Liquidity and Capital Resources

The Company's operations thus far have been funded utilizing the proceeds of (i) the $2.4 million private placement into the former US Data Authority, Inc. before the merger on May 1, 2000, (ii) the $1.12 million private placement conducted during August-September 2000, (iii) the $1.0 million convertible bridge loan made available to the Company by a group of directors and shareholders in late October 2000, (iv) the $100,000 demand loan made to the Company by a director in late 2000, (v) the $850,000 in net amount of loans made to the Company by certain of the directors in the first and second quarters 2001, (vi) the sale by the Company of the warrant to La Jolla Cove Investors, Inc. for $62,500 in February 2001, (vii) the sale by the Company of 526,316 shares of the Common Stock for $200,000 to IDT Fund, Ltd. on March 19, 2001, (viii) the sale by the Company of a $250,000, 9 3/4% two-year convertible debenture to La Jolla Cove Investors, Inc. on April 5, 2001, (ix) the sale by the Company of the $550,000, 8% two-year convertible debenture to Thomson Kernaghan & Co. on April 27, 2001, (x) the sale by the Company in a private placement of 12 million shares of Common Stock and 30 million warrants (with an exercise price of $.10 per share) for $610,000 to ABFS on May 23, 2001 and (xi) the sale by the Company of 4.5 million shares of Common Stock for $450,000 during June 2001.

The sale to ABFS was part of a transaction in which, in addition to the 12 million shares and 30 million warrants, ABFS agreed to purchase up to 28 million additional shares of Common Stock at $.15 per share. The right to purchase, unless further extended by the Company, expires on August 20, 2001. As of June 30, 2001, 3,695,754 out of the 28 million shares have been purchased, with the Company receiving cash proceeds of $554,363.

Each of the investors mentioned herein (other than the directors) are entitled to demand registration rights with respect to the shares of Common Stock (i) purchased by them in the private placement or (ii) into which the various convertible debentures and warrants are convertible. The Company intends to file a Registration Statement on SEC Form SB-2 to register these shares in the near future. Included in such Registration Statement will be a rescission offer to the holders of the approximately 950,000 shares of Common Stock sold by Thomson Kernaghan & Co. in the open market during May-July 2001. These shares were obtained by Thomson Kernaghan & Co. pursuant to an improperly filed Registration Statement on SEC Form S-8 and its subsequent violation of the terms of the escrow agreement between it and the Company entered into as part of its purchase of the $550,000 convertible debenture. The Company is in the process of pursuing its remedies against Thomson Kernaghan.

As of June 30, 2001, the Company also owed approximately $3.1 million under a capital lease with Cisco Systems Capital Corporation, the proceeds from which were used to acquire network equipment.

Due to market conditions and delays in reaching meaningful revenues because of the disruptions in its business due to the billing dispute with AT&T, the Company has experienced, during 2001, difficulties in raising the capital necessary to implement its business plan of stabilizing its net income from operations at a level sufficient to achieve positive cash flow.

The very recently agreed to settlement with AT&T will allow the Company to maintain a robust, albeit smaller, network at a significantly lower access cost. As a result, assuming that such settlement is implemented, management believes that the proceeds from sale of the entire 28 million share traunch agreed to be purchased by ABFS, in the total amount of $4.2 million, should generate capital resources sufficient to support the Company's operations, including the funding of the AT&T settlement, until Spring 2002, when income from operations are projected to bring the Company into a positive cash flow position. There is, of course, no assurance that the shares would be sold and positive cash flow achieved within this time frame

Results of Continuing Operations

For the three-month period ended June 30, 2001, the Company reported a net loss from continuing operations of $2,487,700 compared to a net loss of $740,900 for the same period in 2000, an increase of 336%. On a per share basis, the net loss from continuing operations during such periods was $.12 and $.05, respectively. Because the period during which the Company conducted continuing operations during the first six months of 2000 was two calendar months only -- May 1-June 30, 2000 -- and it occurred in its entirety in the second quarter 2000, any comparison between the six-month period during 2000 is with respect to the same results as in the comparison between the results of the second quarters of 2001 and 2000. Specifically, for the six-month period ended June 30, 2001, the Company reported a net loss from continuing operations of $5,368,900 compared to the same $740,900 for the six-month period ended June 30, 2000. Due to the fact that during 2000 the Company conducted continuing operations for only two out of the six months, the six-month period comparisons are largely meaningless.

Compared to the first quarter 2001, the second quarter saw a 16% decrease in net loss (from $2,881,200 to $2,487,900). This decrease is attributable largely to $1,523,500 in net vendor settlement credits (primarily from AT&T) but also to a modest decrease in compensation and related benefits expense ($1,059,100 in the second quarter 2001 compared to $1,130,300 in the first quarter 2001). The full impact of the Company's drastic decrease in its workforce should be reflected in the third quarter 2001.

Compared to the first quarter of 2001, revenues in the second quarter 2001 did increase by 77% (from $217, 300 in the first quarter to $385,300 in the second quarter).

Otherwise, the Company's main operating expense, for technology and content, essentially expenses of maintaining its network (including usage charges to AT&T), increased in the second quarter 2001 compared to the first quarter 2001 by 217% (from $1,162,100 in the first quarter to $2,525,400 in the second quarter). This increase is attributable to a significant expansion of the Company's network during the second quarter 2001 and would be partially eliminated in the third quarter if the proposed settlement with AT&T is implemented.

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

In addition to the lawsuit by AT&T, described in Part I of this report, the Company is a defendant in a lawsuit filed August 1, 2001, in the United States District Court for the District of Colorado, Webfinder Wireless, Joseph Price and Clifford Price vs. US Data Authority, Inc., Dominick F. Maggio, William Pierce and David Rappa, Civil Action No. 01 WM 1430. Plaintiffs allege willful breach of contract and negligent misrepresentation, among other things, stemming from the Company's agreement to install an OC-3 fixed fiber optic connection to the plaintiffs' network in two mountain resorts in Southwestern Colorado. The Complaint demands the return of the $32,400 deposit paid by the plaintiffs to the Company and other unspecified damages. Management believes that the suit is without merit and will vigorously move to have the suit dismissed.

Item 2.	Changes in Securities.
(a)	None
(b)	None
Item 3.	Defaults Upon Senior Securities.

No interest has been paid by the Company with respect to the various convertible debentures issued by the Company. As of the date of this report, none of the holders have demanded payment of any of the accrued interest.

Item 4.	Submission of Matters to a Vote of Security Holders.
None
Item 5.	Other Information.
None
Item 6.	Exhibits and Reports on Form 8-K.
A.	Exhibits:
None
B.	Reports on Form 8-K
Registrant filed a report on Form 8-K on July 30, 2001, wherein it reported the details of the investment by ABFS, which amounted to a change in control of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2001	US DATA AUTHORITY, INC. By: /S/ Dominick F. Maggio Dominick F. Maggio Chief Operating Officer and Executive Vice President