Form 10QSB/A
period 2001-06-30
US DATA AUTHORITY INC
filed 2001-08-20
CIK 1022962

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB
(AMENDED)

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

The sale to ABFS was part of a transaction in which, in addition to the 12 million shares and 30 million warrants, ABFS agreed to purchase up to 28 million additional shares of Common Stock at $.15 per share. The right to purchase, unless further extended by the Company, expires on September 30, 2001. As of June 30, 2001, 3,695,754 out of the 28 million shares have been purchased, with the Company receiving cash proceeds of $554,363.

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