Form 10QSB
period 2001-09-30
US DATA AUTHORITY INC
filed 2001-11-19
CIK 1022962

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
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

Common stock, par value $.02 per share, 49,470,567 shares issued and outstanding as of November 19, 2001.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

<Page 1>

PART I

FINANCIAL INFORMATION
Item 1.	Financial Statements

US DATA AUTHORITY, INC.
(FORMERLY SUNVEST RESORTS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEETS - SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(UNAUDITED)
ASSETS
	September 30, 2001 (UNAUDITED)	December 31, 2000 (AUDITED)
Current assets: Cash and equivalents	$ 13,000	$ 61,800
Accounts receivable, less allowance for doubtful collections (2001, $40,200; 2000, $2,600)	61,100	62,300
Advances to officer and employees	10,000	145,000
Other current asset	99,300	5,200
Total current assets	183,400	274,300
Equipment under capitalized leases	2,702,000	2,287,400
Leaseholds, furniture, fixtures and equipment	1,327,100	1,400,100
Excess of costs over net assets acquired	--	99,400
Other assets	10,900	55,400
Total assets	$4,223,400	$4,116,600
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities: Current portion of capitalized lease obligations, in default	$3,484,400	$ 634,800
Accounts payable	1,753,000	2,730,000
Accounts payable under dispute	4,055,500	--
Accrued liabilities	1,634,000	882,000
Notes payable, shareholders	1,850,000	1,100,000
Due to related party	25,300	25,300
Total current liabilities	12,802,200	5,372,100
Capitalized lease obligations, less current portion, in default	_______--	1,773,000
	12,802,200	7,145,100

Shareholders' deficit:
Preferred stock, $1.00 par; authorized 30,000,000 shares; 1,250,000 shares issued and outstanding in 2001.

Common stock, $.02 par, authorized 100,000,000 shares; issued and outstanding 44,279,809 shares on September 30, 2001 and 20,000,159 shares at December 31, 2000

	1,250,000 885,600	-- 400,000
Capital in excess of par	5,321,200	4,081,500
Deficit	(930,200)	(930,200)
Accumulated deficit during the development stage	(14,949,900)	(6,579,800)
	(8,423,300)	(3,028,500)
Performance bond	(155,000	--
	(8,578,800)	(3,028,500)
	$ 4,223,400	$4,116,600

Read the accompanying notes to financial statements, which are an integral part of this financial statement.

<Page 2>

US DATA AUTHORITY, INC
(FORMERLY SUNVEST RESORTS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
CUMULATIVE AMOUNTS FROM INCEPTION OF DEVELOPMENT STAGE (MAY 1, 2000) THROUGH SEPTEMBER 30, 2001
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Amounts from Inception To-Date
	2001	2000	2001	2000
Revenues: Sales, bandwidth, net of allowances	$ 691,700	$ 18,600	$ 1,278,600	$ 33,000	$ 1,402,700
Equipment	4,200	-	19,900	-	19,900
	695,900	18,600	1,298,500	33,000	1,422,600
Operating expenses: Technology and content	2,140,500	407,500	5,828,000	804,400	7,965,200
Compensation and related benefits	499,800	-	2,689,200	190,700	5,312,400
Marketing and sales	15,900	168,200	125,900	216,200	893,300
General and administrative	579,800	1,168,600	1,242,700	1,295,400	2,073,300
Interest	381,700	-	766,900	-	847,300
Rent	51,400	-	99,400	-	162,500
Amortization and depreciation	293,600	89,900	708,200	89,900	935,400
	3,962,700	1,834,200	11,460,300	2,596,600	18,189,400
Less interest income and other	200	11,700	2,800	18,800	28,000
	3,962,500	1,822,500	11,457,500	2,577,800	18,161,400
Loss before other additions	(3,266,600)	(1,803,900)	(10,159,000)	(2,544,800)	(16,738,800)
Other additions, vendor settlement credits	265,400	-	1,788,900	-	1,788,900
Loss from continuing operations	(3,001,200)	(1,803,900)	(8,370,800)	(2,544,800)	(14,949,900)
Income (loss) from discontinued operations	-	-	-	234,900	-
Loss before income tax benefit	(3,001,200)	(1,803,900)	(8,370,100)	(2,309,900)	(14,949,900)
Income tax benefit	-	604,000	-	900,000	-
Net loss	$(3,001,200)	$(1,199,900)	$(8,370,100)	$(1,409,900)	$(14,949,900)
Income (loss) per share of common stock: From continuing operations Basic	$ (0.07)	$ (0.12)	$ (0.28)	$ (0.13)	$ (0.57)
Diluted	$ (0.07)	$ (0.12)	$ (0.28)	$ (0.13)	$ (0.57)
From discontinued operations Basic	$ (0.07)	$ (0.12)	$ (0.28)	$ 0.03	$ (0.57)
Diluted	$ (0.07)	$ (0.12)	$ (0.28)	$ 0.03	$ (0.57)
Net income (loss per share of common stock Basic	$ (0.07)	$ (0.12)	$ (0.28)	$ (0.07)	$ (0.57)
Diluted	$ (0.07)	$ (0.12)	$ (0.28)	$ (0.07)	$ (0.57)
Weighted average common shares outstanding	43,043,599	10,099,914	30,407,969	20,000,159	26,220,237

Read the accompanying notes to financial statements, which are an integral part of this financial statement.

<Page 3>

US DATA AUTHORITY, INC.
(FORMERLY SUNVEST RESORTS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
CUMULATIVE AMOUNTS FROM INCEPTION OF DEVELOPMENT STAGE
(MAY 1, 2000) THROUGH SEPTEMBER 30, 2001
(UNAUDITED)
					Cumulative
	Three Months Ended		Nine Months Ended		Amounts from
	September 30,		September30,		Inception
	2001	2000	2001	2000	To-Date

Cash flows from operating activities:
Sources of cash:
Sales	$358,000	$ 2,500	$1,011,400	$ 2,500	$1,086,900
Interest and other	200	17,800	2,800	17,800	25,600
Cash provided from discontinued operations	-	-	-	234,900	-
	358,200	20,300	1,014,200	255,200	1,112,500

Uses of cash:
Technology and content	423,400	-	1,280,700	25,600	1,434,300
Compensation and related benefits	359,800	-	2,549,200	419,300	4,468,200
Marketing, selling, general and administrative	293,200	1,182,000	866,100	1,182,000	1,741,000
Rent	49,500	-	99,400	-	152,500
Interest	(168,300)	-	48,800	-	48,800
	957,600	1,182,000	4,844,200	1,626,900	7,844,800

Cash (used-in) operating activities	(599,400)	(1,161,700)	(3,830,600)	(1,371,700)	(6,732,300)

Cash flows from investing activities:
Sources of cash:
Officer and employee loan repayments	-	-	-	-	64,600
Customer security deposits	79,300	-	123,800	-	182,800

	79,300	-	123,800	-	247,400
Uses of cash:
Advances to officers and employees	-	-	-	-	271,200
Purchases of leaseholds, furniture, fixtures and equipment
less amounts financed	142,300	667,400	311,800	1,098,000	1,508,500
Payments to related parties	-	-	-	-	25,300
Rent, utility and other security deposits	63,900	-	63,900	-	119,300
Discontinued operations				211,100

	206,200	667,400	375,700	1,309,100	1,924,300

Cash (used-in) investing activities	(126,900)	(667,400)	(251,900)	(1,309,100)	(1,676,900)

<Page 4>

US DATA AUTHORITY, INC.
(FORMERLY SUNVEST RESORTS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS (continued)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
CUMULATIVE AMOUNTS FROM INCEPTION OF DEVELOPMENT STAGE
(MAY 1, 2000) THROUGH SEPTEMBER 30, 2001
(UNAUDITED)
					Cumulative
	Three Months Ended		Nine Months Ended		Amounts from
	September 30,		September30,		Inception
	2001	2000	2001	2000	To-Date
Cash flows from financing activities:
Sources of cash:
Proceeds from:
Sales of common stock	577,100	972,500	2,532,600	1,992,900	6,134,500
Sales of warrants	-	-	62,500	-	62,500
Shareholders loans	-	-	1,000,000	-	2,100,000
Lease advances	-	-	500,000	-	500,000
Cash provided from discontinued operations, net		-	-	97,300	-

	577,100	972,500	4,095,100	2,090,200	8,797,000
Uses of cash:
Capitalized lease obligations and short term debt	-	-	62,000	-	374,800

Cash provided by financing activities	577,100	972,500	4,033,100	2,090,200	8,422,200

Increase (decrease) in cash and equivalents	(149,200)	(856,600)	(48,800)	(590,600)	13,000

Cash and equivalents, beginning	162,200	1,225,100	61,800	959,100	-

Cash and equivalents, ending	$13,000	$368,500	$13,000	$368,500	$13,000

Reconciliation of net (loss) to cash (used-in) operating activities:
Net (loss)	$(3,001,200)	$(1,199,900)	$(8,370,100)	$(1,409,900)	$(14,949,900)
Adjustments to reconcile net (loss) to cash (used-in) operating activities:
Amortization and depreciation	293,600	89,900	708,200	89,900	935,400
Allowance for doubtful collections	(41,400)	(51,700)	1,200		4,000
Discontinued operations, net	-		-	(234,900)	-
Changes in assets and liabilities
Accounts receivable	121,600		(4,600)	100	(44,200)
Other current assets	14,600		(30,200)	160,600	36,500
Accounts payable, including amounts in dispute	1,599,200		3,078,500	922,500	5,718,600
Accrued liabilities	414,200		787,000	(900,000)	1,567,300
Total adjustments	2,401,800	38,200	4,540,100	38,200	8,217,600
Cash (used-in) operating activities	$(599,400)	$(1,161,700)	$(3,830,000)	$(1,371,700)	$(6,732,300)

Read the accompanying notes to financial statements, which are an integral part of this financial statement.

<Page 5>

US DATA AUTHORITY, INC.
(FORMERLY SUNVEST RESORTS, INC.)
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF SHAREHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND CUMULATIVE AMOUNTS FROM INCEPTION
OF DEVELOPMENT STAGE (MAY 1, 2000) THROUGH SEPTEMBER 30, 2001
(UNAUDITED)
		Preferred Stock		Common Stock		Capital in excess		Accumulated Deficit During Development	Security Performance
	Total	Shares	Amount	Shaves	Amount	of par	Deficit	Stage	Bond
Balance, beginning	$(3,028,500)	-	$ -	20,000,159	$400,000	$4,081,500	$(930,200)	$(6,579,800)	$ -
Add (deduct): Proceeds from:
Sale of common stock	2,532,600	-	-	23,067,016	461,300	2,071,300	-	-
Sale of warrant	62,500					62,500
Issuance of common stock for:
Security performance bond	-			526,316	10,500	200,000			(210,500)
Professional services	59,300			736,318	14,800	44,500
Issuance of preferred stock for shareholder loans	250,000	1,250,000	1,250,000			(1,000,000)
Redemption and retirement of common shares as repayment of employee advances	(139,600)			(50,000)	(1,000)	(138,600)
Utilization of security bond for non-performance	55,000								55,000
Net loss	(8,370,100)							(8,370,100)
Balance, ending	$(8,578,800)	1,250,000	$1,250,000	44,279,809	$885,600	$5,321,200	$(930,200)	$(14,949,900)	$(155,500)

<Page 6>

US Data Authority, Inc.
(a development stage company)
Notes to Financial Statements
(Unaudited)
September 30, 2001

Note 1. - Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 2000.

Note 2. - Current Liabilities

The Current portion of capitalized lease obligations, in default, reflects all of the amounts billed to the Company by Cisco Systems Capital Corporation ("Cisco Capital") under its lease with the Company, i.e. including amounts due and payable (approximately $1.9 million) as well as amounts billed but not yet due and payable. The $1.9 million was past due on September 30, 2001, and demanded by Cisco Capital on October 16, 2001. The Company is currently conducting discussions with Cisco Capital regarding an installment payment program for the $1.9 million. The Company is also discussing with Cisco Capital the return of equipment previously delivered to the Company which the Company had not yet placed in service and will not need in the foreseeable future. The return of this equipment would reduce the total amount billed by approximately $1.5 million.

Accounts Payable under dispute reflects amounts billed to the Company by AT&T which are the subject of the litigation between AT&T and the Company. See discussion in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview.

Included in Accrued Liabilities is approximately $660,000 in delinquent payroll taxes owed by the Company to the Internal Revenue Service for periods in calendar year 2000. Management is continuing to develop a payment plan with respect to these amounts in preparation for presenting such plan to the IRS. The Company is current in its payroll tax obligations for all periods in 2001.

<Page 7>

The following table summarizes the information regarding the notes due shareholders as of September 30, 2001:

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
$1,850,000

On November 16, 2001, the Company entered into loan modification agreements with respect to all but $450,000 in principal amount of the notes due to shareholders. Under the terms of those agreements, the obligees agreed to extend or fix (as the case may be) the maturity dates of their notes for or at one year from the immediate past or next maturity date and receive, in lieu of interest accrued during the first year and interest to be accrued during the second year, shares of Common Stock at the ratio of $.20 per share. In addition, if not repaid by the Company six months prior to the new maturity date, the principal of each note may be converted by the holder, at its option, into shares of Common Stock at the ratio of $.20 per share.

The Company is continuing to negotiate a similar arrangement with the holder of the remaining $450,000 in shareholder notes, consisting of two notes, one (for $250,000) that had become due on October 25, 2001, and the other (for $200,000), a demand note.

Note 4. - Shareholders' Deficit

The total number of shares outstanding and weighted average number of shares outstanding were calculated as follows:

<Page 8>

Shares Beginning (on June 30, 2001)	34,517,791
Shares Issued in July, 2001	4,800,000
Shares Issued in August, 2001	3,547,732
Shares Issued in September, 2001	700,000
Total number of shares outstanding as of September 30, 2001:	43,565,523*
Weighted average number shares outstanding for the period ending September 30, 2001	43,043,599

Included in the shares of Common Stock issued and outstanding are 1,500,000 shares which the Company registered on Form S-8, which were supposed to have been held in escrow by Thomson Kernaghan & Co., Ltd., a Canadian broker-dealer, for the benefit of a consultant. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

In terms of outstanding warrants and options, the $200,000, 9-3/4% convertible debenture purchased by La Jolla Cove Investors, Inc., on April 4, 2001, was accompanied by a warrant entitling the debenture holder to purchase the number of shares of Common Stock which is five (5) times the number of shares of such stock acquired by the holder upon conversion of the debenture, at the exercise price of the lesser of $1.40 per share of 78% of the lowest market price of the Common Stock during the thirty (30) day period prior to the holder's conversion. The warrant expires on April 5, 2003. Thompson Kernaghan holds two warrants to purchase 500,000 and 125,000 shares, respectively, for $.70 per share. These warrants expire on April 27, 2003.

The Company has granted stock options to various current and former employees under the 2000 Stock Incentive Plan. As of September 30, 2001, 225,600 options were outstanding at the exercise price of $7.14 per share, exercisable during the next ten years. There were no stock options exercised during the three-month period ended September 30, 2001.

* Does not include 714,286 shares counted as issued in the financial statements included herein.

<Page 9>

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the third quarter of 2001, the Company continued its efforts to increase revenue from operations, reduce expenditures, and, otherwise, to stay in business as a going concern, with the view to possibly exiting the development stage by the end of the first quarter of 2002. As described more particularly below, these efforts have been challenged in a very significant way by the consequences of the termination of the Company's relationship with its largest network provider, AT&T, and the Company's general lack of adequate capital resources.

As previously reported, the tentative settlement reached by the Company, on August 17, 2001, in its longstanding billing dispute with AT&T collapsed ten days later. As a result, on August 27, 2001, AT&T disconnected the USDA network at all of the 38 locations. Since such date, notwithstanding the Company's efforts to utilize alternative circuits provided by WorldCom, Cable and Wireless and BellSouth Corporation, only about 28% of its pre-August 27, customers have been reconnected, with the remainder being lost. The Company estimates that the combination of lost revenue that would have been collected from the customers who were not reconnected and decrease in revenue from customers who have been reconnected caused the Company to lose as much as 90% of the revenue it projected to realize during the third quarter from this segment of its business.

On November 6, 2001, the Company filed an Answer and Counterclaim in its lawsuit with AT&T, AT&T Corp vs. US Data Authority, Inc., Civ-01-8715, in U. S. District Court for the District of Southern Florida. The Company's counterclaim in the lawsuit, which it intends to pursue vigorously, demands damages in excess of $40 million.

Under its new President and CEO, Peter D. Kirschner, the Company has redirected its business strategy towards providing online data storage solutions to business customers as its main line of business. In this connection, the Company intends to utilize its arrangement with Hitachi Data Systems, entered into in March 2001, to offer to business customers a unique hosted data storage solution by providing an architecture and system that maximizes the amount of data which can be managed efficiently by a single administrator. This solution lowers the customer's overall cost of computing by significantly reducing the need for personnel, hardware, software and facilities. The Company's business plan calls for an all out effort to generate sales of data storage solutions primarily through strategic partners/resellers. The Company has already begun discussions with several potential strategic partners with access to client bases in key industries, including medical practices and hospitals. Existing reseller arrangements have indeed begun to yield revenues, as reflected in the 85% increase in net revenue during the third quarter 2001 compared to the second quarter of 2001. See Management Discussion and Analysis of Financial Condition and Results of Operation - Results of Continuing Operations.

In its efforts to reduce expenditures, the Company has continued to reduce its workforce. As of the date of this report, the Company employs 22 persons, reflecting a decrease of 5

<Page 10>

employees since July 1, 2001, and a significant decrease from the 185 employees it had on December 31, 2000.

The Company continues to believe that it should be in a position to start its data storage offering in the fourth quarter 2001, and to begin realizing its first revenue from data storage within that period or the first quarter of 2002. The Company believes that the capture of even a small portion of the growing data storage market will significantly enhance its chances to become profitable on an ongoing basis. To be sure, the Company's success in this endeavor is dependent on raising the capital needed for continuing operations. There is no assurance, therefore, that the Company's efforts to become profitable as an ongoing business will be successful.

Liquidity and Capital Resources

The Company's operations thus far have been funded utilizing the proceeds of (i) the $2.4 million private placement into the former US Data Authority, Inc. before the merger on May 1, 2000, (ii) the $1.12 million private placement conducted during August-September 2000, (iii) the $1.0 million convertible bridge loan made available to the Company by a group of directors and shareholders in late October 2000, (iv) the $100,000 demand loan made to the Company by a director in late 2000, (v) the $850,000 in net amount of loans made to the Company by certain of the directors in the first quarter 2001, (vi) the sale by the Company of the warrant to La Jolla Cove Investors, Inc. for $62,500 in February 2001, (vii) the sale by the Company of 526,316 shares of the Common Stock for $200,000 to IDT Fund, Ltd., (viii) the sale by the Company of a $250,000, 9 3/4% two-year convertible debenture to La Jolla Cove Investors, Inc. on April 5, 2001, (ix) the sale by the Company of the $550,000, 8% two-year convertible debenture to Thomson Kernaghan & Co. on April 27, 2001, (x) the sale by the Company in a private placement of 12 million shares of Common Stock for $600,000 to ABFS on May 23, 2001, (xi) the sale by the Company of 4.5 million shares of Common Stock for $450,000 during June 2001, (xii) the sale by the Company of 3,847,732 shares of the Common Stock for $577,160 in July 2001 and (xiii) the sale by the Company of 7,776,663 shares of the Common Stock for $.075 per share for $583,250 during October-November 2001.

The sale to ABFS was part of a transaction in which, in addition to the 12 million shares, ABFS had the right to purchase up to 28 million additional shares of Common Stock at $.15 per share. This right to purchase expired on September 30, 2001. ABFS had also agreed to purchase, but ultimately did not, for $10,000, 30 million warrants with an exercise price of $.10 per share. The purchase of these warrants was erroneously reported as having been consummated in the Company's second quarter report on Form 10-QSB.

Each of the investors mentioned above (other than the directors) are entitled to demand registration rights with respect to the shares of Common Stock (i) purchased by them in the private placement or (ii) into which the various convertible debentures and warrants are convertible. The Company intends to file a Registration Statement on SEC Form SB-2 to register these shares during the fourth quarter of 2001.

The Company securities held by Thomson Kernaghan are subject to a dispute. Specifically, on April 27, 2001, the Company filed a Registration Statement on Form S-8, under

<Page 11>

which it registered 1,500,000 shares of the Common Stock to be issued to a consultant upon the consultant's achieving certain goals in his performance of product marketing services on or before October 1, 2001. These shares were placed in escrow with Thomson Kernaghan & Co., Ltd., a Canadian Broker-dealer. Because the consultant did not achieve the stated goals, the Company is now entitled to a return of the registered shares. However, the Company has reason to believe that Thomson Kernaghan violated the terms of the escrow and has sold asome or all of the shares to be held therein prior to October 1, 2001. The Company has retained special counsel to investigate the situation and recommend to the Company the course of action it should take in enforcing its rights under the consulting agreement and the agreements with Thomson Kernaghan.

As previously reported, due to market conditions and lack of meaningful revenue, the Company has experienced severe difficulties in raising the capital necessary to pursue its business plan. In the last fourteen months, as shown above, the Company has "lived hand-to-mouth" by raising capital in private placements, on the most favorable terms available under the Company's circumstances at the time, in amounts just enough to meet ongoing obligations and not enough to discharge all of its liabilities. With the failure by ABFS to invest the $4.2 million as proceeds from the purchase of the 28 million shares, the Company is continuing to exert its most urgent efforts to find an alternative investor for a similar amount of capital. There is, of course, no assurance that such capital infusion would be obtained.

Results of Continuing Operations

In the three-month period ended September 30, 2001, the Company reported a net loss from continuing operations of $3,001,200, compared to a net loss of $1,199,900 for the same period in 2000, an increase of 150%. On a per share basis, the net loss from continuing operations during such periods was $.07 and $.12 respectively. For the nine-month period ended September 30, 2001, the Company reported a net loss from continuing operations of $8,370,100 compared to $1,409,900 for the nine-month period ended September 30, 2000. Due to the fact that during 2000 the Company conducted continuing operations for only five out of the nine months, the nine-month period comparison is not meaningful.

Revenues in the third quarter of 2001 have continued the upward trend - from $217,300 in the first quarter, to $385,300 in the second quarter, to $695,900 in the third quarter, an increase of 85% from the second quarter. As discussed above, revenue results for the third quarter bore the full brunt of the termination of the Company's connection to the AT&T network.

The Company's overall operating expenses decreased during the third quarter of 2001 compared to the second quarter of 2001, from $4,396,900 to $3,962,700, a decrease of approximately 10%. The largest decreases were in Compensation and related benefits (from $1,059,100 to $499,800) and Technology and content (from $2,525,400 to $2,140,500).

Forward-looking Statements

The foregoing discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and

<Page 12>

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

<Page 13>

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings.

Except for the lawsuit by AT&T, described in Part I of this report, and the lawsuit filed August 1, 2001, in the United States District Court for the District of Colorado, Webfinder Wireless, Joseph Price and Clifford Price vs. US Data Authority, Inc., Dominick F. Maggio, William Pierce and David Rappa, Civil Action No. 01 WM 1430, which was previously reported, the Company is engaged in only routine litigation that is incidental to its business.

Item 2.	Changes in Securities.
(a)	None.
(b)	None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.
A.	Exhibits:
None.
B.	Reports on Form 8-K:

Registrant filed reports on Form 8-K (a) on September 14, 2001, wherein it reported the breakdown of its settlement with AT&T and (b) on October 24, 2000, wherein it reported the election of Peter D. Kirschner as President and CEO.

<Page 14>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2001	US DATA AUTHORITY, INC. By: /S/ Dominick F. Maggio Dominick F. Maggio Chief Operating Officer and Executive Vice President

<Page 15>