Form 10KSB
period 2001-12-31
US DATA AUTHORITY INC
filed 2002-05-15
CIK 1022962

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2001

Commission File Number 000-28251

US DATA AUTHORITY, INC.
(Name of Small Business issuer in its Charter)

(IRS Employer Identification No. 59-0693150)
3500 NW Boca Raton Boulevard
Building 811
Boca Raton, Florida 33431
(561) 368-0032

Securities Registered Pursuant to Section 12(b)
of the Securities Exchange Act of 1934:
None

Securities Registered Pursuant to Section 12(g)
of the Securities Exchange Act of 1934:
Common Stock, $.02 Par Value

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

_________________________

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [__]

State registrant's revenues for the year ended December 31, 2001: $1,487,700.

State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported by the OTC Bulletin Board on May 9, 2002 ($0.33): $20,760,492.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.02 per share (the "Common Stock"), as of May 9, 2002, was 85,950,582.

Transitional Small Business Disclosure Format (check one): Yes No X

DOCUMENTS INCORPORATED BY REFERENCE

None.

The Annual Report on Form 10-KSB contains forward looking statements meeting the requirements of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements, other than the statements of historical fact, included or incorporated by reference in this Form 10-KSB are forward looking statements. In addition, when used in this document the words "anticipate," "estimate," "project," and similar expressions are intended to identify forward looking statements. These forward looking statements are subject to certain risks, uncertainties and assumptions, including those risks described in the Company's Annual Report on Form 10-KSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

PART I
Item 1.	Description of Business

Background

We were created under the name "SunVest Resorts, Inc." on August 6, 1996, through the merger of Telshare International, Inc., a publicly held Delaware corporation, and two Florida corporations, Colony Plaza Development, Inc., and Cove Development, Inc. Telshare International, Inc., had ceased operations in 1988, but maintained its publicly held status. Initially, we were engaged in the real estate business. In late April 2000, we distributed all of our assets (subject to liabilities) to our stockholders, and on May 1, 2000, we effected a merger with US Data Authority, Inc., a privately held Florida corporation. On June 23, 2000, we changed our name to US Data Authority, Inc. The merger was accounted for financial reporting purposes as a purchase.

Products and Services

Network Connectivity. We currently offer high speed network connectivity, i.e. bandwidth, through our reseller contracts with Cable & Wireless, BellSouth and Yipes. Under these contracts, we earn either a spread between the cost to the customer and our cost or a fixed commission against the amount billed by the network to the customer. Since August 2001, when our reseller relationship with AT&T was terminated, this segment of our business has been steadily shrinking. Currently we have approximately nineteen customers, all but two in Florida.

On-Line Data Storage. On-line data storage products is the other component of our business. By having access to the high speed network described above, on which we deliver data transport, we have begun to provide, on a very limited basis, and intend to expand the provision of online data storage service to business customers to connect with their computer systems. Pursuant to our agreement with Hitachi, dated March 30, 2001, we will purchase Hitachi's hardware for data storage, paying for this equipment through a revenue-sharing program. Our general goal is to utilize our arrangement with Hitachi to offer to business customers a hosted data storage solution which architecture maximizes the amount of data which can be managed efficiently by a single administrator. This solution is designed to lower the customer's overall cost of computing by significantly reducing the need for personnel, hardware, software and facilities. Our business plan calls for an effort to generate sales of data storage solutions primarily through strategic partners/resellers and Hitachi representatives who will market our services to their existing data storage customers as a "disaster recovery" back-up solution.

Recently, we have taken a significant step in this direction by entering, on April 12, 2002, into an agreement with Zona Tecnologia Y Telecommunicaciones ("ZTT"), a privately-owned Panama City, Panama, based company which has been licensed by the government of Panama to build and manage a Network Access Point (NAP) in the free trade zone in Panama City. Under the agreement, we will co-locate within ZTT's NAP and, through a joint venture with ZTT, purchase and install the hardware and software required for and share in the revenue generated from selling data storage solutions to the public and private customers to be served by the NAP's proposed large worldwide network through Central and South America. We anticipate that this joint venture will begin to generate revenues for us sometime in the first quarter of 2003.

Future Strategy

We are committed to the strategy of gradually reducing our traditional low margin business of reselling network connectivity, with the view of exiting this business in the third quarter of 2002. Instead, we intend to utilize the working capital from the proceeds of the very recent $18.4 million equity investment (over 17 months) in the Company by a group of primarily non-US private investors (the "Centro Group"), to create joint ventures with network providers whereby our data storage solutions are sold as a private label or co-branded data storage offering to the customers of these networks.

Outside the US, where we believe the demand in the near future for our data storage solutions will be the greatest, our services will be marketed by US Data International Development, Inc. ("US Dev"). US Dev, a newly-formed corporation controlled by the Centro Group, has entered into a three-year marketing agreement with us on March 7, 2002. The principals of US Dev have extensive contacts with network providers and potential customers in Central and South America and Europe, which US Dev intends to utilize for our benefit.

Item 2. Description of Property.

We do not own any real property. Our approximately 7,300 square feet of executive offices are located at 3500 NW Boca Raton Boulevard, Building 811, Boca Raton, FL 33431. The seven offices comprising this space are occupied under a month-to-month lease. The current lease payment due under the leases is $8,600 per month.

Item 3. Legal Proceedings

On August 6, 2001, AT&T, the Company's largest network provider filed suit against the Company in the US District Court for the Southern District of Florida, AT&T Corp. vs. US Data Authority, Inc., Civ-01-8715, demanding payment of $2,332,984 in total amount of outstanding charges. The Company and AT&T reached a tentative settlement, however, the parties were unable to agree to the terms of the documents designed to evidence and reflect the settlement. On August 27, 2001, AT&T disconnected the USDA network at all of the 38 locations. On September 7, 2001, the Company filed a Motion to Dismiss AT&T's complaint in the US District Court for the Southern District of Florida and on November 6, 2001, the Company filed an Answer and Counterclaim to AT&T's complaint, also in U. S. District Court for the District of Southern Florida. The Company's counterclaim in the lawsuit demands damages in excess of $40 million for breach of contract, breach of fiduciary duties, trade libel and fraud. In December, 2001, AT&T filed a Motion to Dismiss Counterclaim and the Company responded by filing a Memorandum of Law in Opposition to Motion to Dismiss Counterclaim on January 18, 2002. Counsel for AT&T recently requested a 30-day abatement of proceedings in order to file what would amount to "corrective" documents with the Court relating to its Memorandum of Law filed on January 18, 202. On February 21, 2002, AT&T filed an Amended Complaint. The Company filed an Answer and Affirmative Defenses to Amended Complaint on April 23, 2002. We intend to defend this action vigorously and press to prevail in our counterclaim.

The Company is a defendant in a lawsuit filed August 1, 2001, in the United States District Court for the District of Colorado, Webfinder Wireless, Joseph Price and Clifford Price vs. US Data Authority, Inc., Dominick F. Maggio, William Pierce and David Rappa, Civil Action No. 01 WM 1430. Plaintiffs allege willful breach of contract and negligent misrepresentation, among other things, stemming from the Company's agreement to install an OC-3 fixed fiber optic connection to the plaintiffs' network in two mountain resorts in Southwestern Colorado. The Complaint demands the return of the $32,400 deposit paid by the plaintiffs to the Company and other unspecified damages. The parties are engaged in negotiations to settle the case. We believe that the suit is without merit and will vigorously move to have the suit dismissed in case settlement negotiations fail.

On June 21, 2001, the SEC contacted the Company by letter requesting the Company to produce documents for an informal inquiry that the SEC is conducting concerning several third parties. Pursuant to this request, the Company provided the SEC with documents on July 3, 2001.

Item 4. Submission of Matters to a Vote of the Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock began trading on the OTC Bulletin Board under the symbol "USDA" ("USDAE" since April 22, 2002) during the second quarter of 2000. The following table sets forth the range of reported high and low bid per share prices for the common stock for the periods indicated. The quotations reflect inter-dealer prices, with retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal 2000:	High	Low
1st Quarter 2nd Quarter 3rd Quarter 4th Quarter	--- 11.00 11.00 5.25	--- 8.50 8.25 2.00
Fiscal 2001:
1st Quarter 2nd Quarter 3rd Quarter 4th Quarter	1.13 ..37 ..22 ..33	1.06 ..31 ..14 ..30

Holders

As of the date of this prospectus, we have approximately 876 holders of record and in excess of 1,600 beneficial owners of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

Recent Sales of Unregistered Securities

During the last three years, we have issued unregistered securities to the persons and in the manner described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder. All recipients had adequate access, through their relationship with us, to information about us.

(1)	May 2000.
	(a)	Securities sold:
(i) Date: May 1, 2000.
(ii) Title of Securities: Common Stock
(iii) Amount: 2,500,000 shares.
	(b)	Underwriters and other purchasers:
The purchaser was: Winspire Venture Capital, LLC.
	(c)	Consideration:
The aggregate offering price was $500,000 in cash.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to an accredited investor not involving any general solicitation. The Manager of Winspire Venture Capital, LLC, was Melvyn B. Siegel, then a director of the Company, and each of its members was known to him, each has a net worth or an annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

	(e)	Use of Proceeds: The proceeds were used for general corporate purposes.
(2)	May - June 2000.
	(a)	Securities sold:
(i) Date: Various dates in May and June 2000.
(ii) Title of Securities: Common Stock
(iii) Amount: 2,238,375 shares.
	(b)	Underwriters and other purchasers:
The purchasers were:
Thomas Christopher, LLC, Norman Berman, Durban Capital Group, LLC, Hemisphere Tour, Inc., RLJ Enterprises, LLC, Steve Gurland and Michael Cutler.
	(c)	Consideration:
The aggregate offering price was $906,350 in cash.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Michael Cutler was and is a director of the Company. Norman Berman and Steve Gurland were all known to a director of the Company, each has a net worth or an annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters. The members of Thomas Christopher, LLC, Durban Capital Group, LLC, and RLJ Enterprises, LLC, and the shareholders of Hemisphere Tour, Inc., were known to a director of the Company, each has a net worth or an annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

	(e)	Use of Proceeds: The proceeds were used for general corporate purposes.
(3)	June 2000.
	(a)	Securities Sold:
(i) Date: June 30, 2000.
(ii) Title of Securities: A Warrant to purchase 66,667 shares of Common Stock.
	(b)	Underwriters and other purchasers:
The purchaser was:
Cisco Systems Capital Corporation.
	(c)	Consideration:

The warrant was issued in a transaction whereby we entered into a capital lease with Cisco Systems Capital Corporation. The warrant is exercisable on or before June 30, 2005, at $7.17 per share, subject to certain anti-dilution and exercise price protection provisions.

(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Cisco Systems Capital Corporation is a wholly-owned subsidiary of Cisco Systems Corporation, a Fortune 200 public company.

(4)	June - July 2000.
	(a)	Securities sold:
(i) Date: Various dates in June and July 2000.
(ii) Title of Securities: Common Stock
(iii) Amount: 1,005,000 shares.
	(b)	Underwriters and other purchasers:
The purchasers were:
Windforms, LLC, Frangipanni Partners, LLC, USDA Investments, LLC, RMSDS, LLC, Bluewater Investment, LLC and Andy Siegel.
	(c)	Consideration:
The aggregate offering price was $502,500 in cash.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Mr. Siegel was well known to a director of the Company, has a net worth or an annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters. The members of Windforms, LLC, Frangipanni Partners, LLC, USDA Investments, LLC, RMSDS, LLC, and Bluewater Investment, LLC, were known to a director of the Company, each has a net worth or an annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters..

	(e)	Use of Proceeds. The proceeds were used for general corporate purposes.
(5)	July 2000.
	(a)	Securities sold:
(i) Date: Various dates in July 2000.
(ii) Title of Securities: Common Stock
(iii) Amount: 633,333 shares.
	(b)	Underwriters and other purchasers:
The purchasers were:
Raymond J. Markman, Joseph E. and Greta Shamy, Daniel Shamy, Mark Reynolds, Frankel Family Partnership, Gary Stackarowski, and David P. and Janet Lonski.
	(c)	Consideration:
The aggregate offering price was $475,000 in cash.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Each of Messrs. Markman, Shamy and Lonski was then a director of the Company, Mr. Daniel Shamy is the son of Joseph E. Shamy, and each of the other investors (including the partners of the Frankel Family Partnership) was known to a director of the Company, each has a net worth or an annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

	(e)	Use of Proceeds. The proceeds were used for general corporate purposes.
(6)	August 2000.
	(a)	Securities sold:
(i) Date: August 12, 2000
(ii) Title of Securities: Common Stock
(iii) Amount: 120,000 shares.
	(b)	Underwriters and other purchasers:
The purchasers were:
Ronald Jenson and James Forsythe.
	(c)	Consideration:
The aggregate offering price was $120,000 in cash.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Each of the investors was known to an executive officer of the Company, has a net worth or an annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

	(e)	Use of Proceeds. The proceeds were used for general corporate purposes.
(7)	September 2000.
	(a)	Securities sold:
(i) Date: September 11, 2000
(ii) Title of Securities: Common Stock and warrants
(iii) Amount: 450,000 shares of Common Stock and warrants to purchase an additional 450,000 shares of Common Stock at $7.25 per share, exercisable within two (2) years after their issuance.
	(b)	Underwriters and other purchasers:
The purchasers were:
Tradeways, Ltd. and Paul Klapper.
	(c)	Consideration:
The aggregate offering price was $900,000 in cash.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Mr. Klapper and the sole principal of Tradeways, Ltd. were known to a director of the Company, each has a net worth or an annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

	(e)	Use of Proceeds. The proceeds were used for general corporate purposes.
(8)	September 2000.
	(a)	Securities sold:
(i) Date: September 29, 2000
(ii) Title of Securities: Common Stock and warrants
(iii) Amount: 60,000 shares of Common Stock and warrants to purchase an additional 60,000 shares of Common Stock at $7.25 per share, exercisable within two (2) years after their issuance.
	(b)	Underwriters and other purchasers:
The purchasers were:
The Z. Jeannette Rita Trust, Thomas and Nancy Philips, and Michael Dolan.
	(c)	Consideration:
The aggregate offering price was $180,000 in cash.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Each of the investors was well known to an executive officer of the Company, each has a net worth or an annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

	(e)	Use of Proceeds. The proceeds were used for general corporate purposes.
(9)	December 2000.
	(a)	Securities sold:
(i) Date: December 18, 2000
(ii) Title of Securities: Common Stock
(iii) Amount: 27,000 shares.
	(b)	Underwriters and other purchasers:
The purchasers were:
Amerivet Securities, Inc. and Dr. Robert Klein.
	(c)	Consideration:
The aggregate offering price was $40,500 in cash.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Dr. Klein and the principals of Amerivet Securities, Inc. were known to an executive officer of the Company, each has a net worth or an annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

	(e)	Use of Proceeds. The proceeds were used for general corporate purposes.
(10)	March 8, 2001.
	(a)	Securities sold:
(i) Date: March 8, 2001
(ii) Title of Securities: Series A Convertible Preferred Stock
(iii) Amount: 1,250,000 shares.
	(b)	Underwriters and other purchasers:
The purchasers were:
Joseph E. Shamy and David P. Lonski
	(c)	Consideration:

The shares were exchanged for the outstanding principal and accrued interest of two convertible promissory notes, in the principal amount of $200,000 and $50,000, respectively, held by Mr. Shamy and Mr. Lonski, respectively, dated February 15, 2001.

(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Each of Messrs. Shamy and Lonski was then a director of the Company.

(11)	February - April 2001.
	(a)	Securities sold:
(i) Date: February 5, 2001 and April 5, 2001
(ii) Title of Securities: A warrant, a 9-3/4% convertible debenture, and conversion warrants
(iii)

Amount: One two-year warrant granting the holder the right to purchase 250,000 shares of the Common Stock of the Company at the lesser of $4.00 or 80% of the lowest trading price of the Common Stock during the 30-day period prior to holder's election to exercise, one two-year debenture convertible into Common Stock at the rate of the lesser of $1.40 or 78% of the lowest trading price of the Common Stock during the 30-day period prior to the holder's election to convert, and warrants to purchase five (5) times the number of shares due the holder upon conversion of the debenture exercisable at the price equal to the conversion price under the debenture. On March 20, 2002, the terms of warrant was extended to February 7, 2003, and the $4.00 and $1.40 indicators of the conversion price and the exercise price were reduced to $.35. On April 17, 2002, the holder did convert $10,000 of the principal amount of the debenture into 91,575 shares of the Common Stock.

	(b)	Underwriters and other purchasers:
The purchaser was:
La Jolla Cove Investors, Inc.
	(c)	Consideration:

The aggregate offering price was $62,500 for the warrant and $200,000 for the convertible debenture and the conversion warrants. On November 29, 2001, the holder advanced an additional $10,000, raising the face amount of the convertible debenture to $210,000.

(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. La Jolla Cove Investors, Inc. is an institution not formed for the specific purpose of acquiring these securities and has total assets in excess of $5,000,000.

	(e)	Use of Proceeds. The proceeds were used for general corporate purposes.
(12)	March 2000.
	(a)	Securities sold:
(i) Date: March 19, 2001
(ii) Title of Securities: Common Stock
(iii) Amount: 526,316 shares.
	(b)	Underwriters and other purchasers:
The purchasers were:
IDT Fund, Ltd. IDT Fund 13.
	(c)	Consideration.
The aggregate offering price was $200,000 in cash.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. IDT Fund, Ltd. and IDT Fund 13 are institutions not formed for the specific purpose of acquiring these securities and each has total assets in excess of $5,000,000.

	(e)	Use of Proceeds. The proceeds were used for general corporate purposes.
(13)	March 2001.
	(a)	Securities sold:
(i) Date: March 6, 2001.
(ii) Title of Securities: A warrant to purchase 28,751 shares of Common Stock, at $7.25 per share, exercisable within two (2) years after its issuance.
	(b)	Underwriters and other purchasers:
The purchaser was:
Robert Valente.
	(c)	Consideration:
Financial consulting services with a value of $10,000.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder. Mr. Valente has had annual income in excess of $200,000 in the past three years.

(14)	April 2001.
	(a)	Securities sold:
(i) Date: April 27, 2001
(ii) Title of Securities: $550,000, 8% convertible debenture.
(iii)

Amount: One convertible debenture and warrants to purchase 500,000 shares of Common Stock and one placement warrant to purchase 125,000 shares of Common Stock, each at $.70 per share each and exercisable within two years of issuance.

	(b)	Underwriters and other purchasers:
The purchaser was:
Thomson Kernaghan & Co.
	(c)	Consideration:
The aggregate offering price was $550,000 in cash. Thomson Kernaghan & Co has acted as its own placement agent and received a placement fee of $50,000.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Thomson Kernaghan & Co. is an institution not formed for the specific purpose of acquiring these securities and has total assets in excess of $5,000,000.

	(e)	Use of Proceeds. The proceeds were used for general corporate purposes.
(15)	May 2001.
	(a)	Securities sold:
(i) Date: May 23, 2001
(ii) Title of Securities: Common Stock and Warrants
(iii) Amount: 12,000,000 shares and 30,000,000 warrants (reduced to 10,000,000 warrants by agreement, dated February 19, 2002) to purchase shares of Common Stock of the Company at $.10 per share.
	(b)	Underwriters and other purchasers:
The purchasers were:
AB Financial Services, LLC, Joseph E. Shamy and David P. Lonski (with all the warrants) and Jennifer Kronenberg and John Glucken and Bonnie Brumber (without any warrants).
	(c)	Consideration:
The aggregate offering price was $600,000 in cash.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Messrs. Shamy and Lonski were directors of the Company. The members of AB Financial Services, LLC, and each of the other investors were known to an executive officer of the Company, each has a net worth or an annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

	(e)	Use of Proceeds. The proceeds were used for general corporate purposes.
(16)	July 2001.
	(a)	Securities sold:
(i) Date: July 3, 2001
(ii) Title of Securities: Common Stock
(iii)

Amount: 3,847,732 shares. The purchasers were assigned the right to purchase these shares from AB Financial Services, LLC, which, under the Securities Purchase Agreement with the Company, dated May 23, 2001, was entitled to purchase an additional 28,000,000 shares of Common Stock on or before September 30, 2001 (extended by mutual consent from June 20, 2001) at $.15 per share.

	(b)	Underwriters and other purchasers:
The purchasers were:
WealthHarbor Capital Group, LLC and Dr. Malcolm R. Currie.
	(c)	Consideration:
The aggregate offering price was $557,160 in cash.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. The members of WealthHarbor Capital Group, LLC and Dr. Currie were known to an executive officer of the Company, each has a net worth or an annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

	(e)	Use of Proceeds. The proceeds were used for general corporate purposes.
(17)	August 2001.
	(a)	Securities sold:
(i) Date: various dates in August 2001
(ii) Title of Securities: Common Stock and warrants
(iii) Amount: 4,500,000 shares and warrants to purchase an additional 4,500,000 shares of Common Stock at $.36 per share, exercisable within two (2) years after issuance.
	(b)	Underwriters and other purchasers:
The purchasers were:
Michael A. Cutler, David P. Lonski, Davis Group, LLC, Raymond J. Markman and Joseph E. Shamy
	(c)	Consideration:
The aggregate offering price was $450,000 in cash.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Mr. Cutler was and is a director of the Company. Each of Messrs. Lonski, Markman and Shamy was then a director of the Company. The members of Davis Group, LLC, were well known to an executive officer of the Company, each has a net worth or an annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

	(e)	Use of Proceeds. The proceeds were used for general corporate purposes.
(18)	October 2001.
	(a)	Securities sold:
(i) Date: October 18, 2001
(ii) Title of Securities: Common Stock with registration rights with respect to 2,000,000 of the shares
(iii) Amount: 3,133,33 shares.
	(b)	Underwriters and other purchasers:
The purchaser was:

Charles J. Molinari. On November 19, 2001, Mr. Molinari transferred 2,500,000 shares, together with the registration rights attached to 2,000,000 of such shares, to Viking Ventures, LLC, an entity of which he is the Manager and 50% member.

	(c)	Consideration:
The aggregate offering price was $210,000 in cash.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Mr. Molinari, a current director of the Company, was well known to a director of the Company, has a net worth or an annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

	(e)	Use of Proceeds: The proceeds were used for general corporate purposes.
(19)	November 2001 and April 2002.
	(a)	Securities sold:
(i) Date: November 5, 2001 and April 5, 2002
(ii) Title of Securities: Common Stock
(iii) Amount: 1,500,000 shares and 1,500,000 shares respectively.
	(b)	Underwriters and other purchasers:
The purchaser was:
Viking Ventures, LLC.
	(c)	Consideration:
The shares were issued to purchaser for financial consulting services with a value of $255,000.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. The principal of Viking Ventures, LLC, Charles J. Molinari, had a prior investment in the Company (see 18 above) and each of the principals in Viking Ventures, LLC, has a net worth or annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

(20)	November 2001.
	(a)	Securities sold:
(i) Date: November 19, 2001
(ii) Title of Securities: Common Stock
(iii) Amount: 1,000,000 shares.
	(b)	Underwriters and other purchasers:
The purchaser was:
Dominick F. Maggio.
	(c)	Consideration:
The shares were issued to purchaser upon the exercise of an option for the exercise price of $10,000.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Mr. Maggio was and is an executive officer of the Company.

(21)	November 2001.
	(a)	Securities sold:
(i) Date: November 19, 2001.
(ii) Title of Securities: Common Stock
(iii) Amount: 1,400,000 shares.
	(b)	Underwriters and other purchasers:
The purchaser was:
Premier Advisors, Inc.
	(c)	Consideration:
Business and financial consulting services with a value of $105,000.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. The principal of Premier Advisors, Inc., was known to an executive officer of the Company.

(22)	November 2001.
	(a)	Securities sold:
(i) Date: November 19,2001.
(ii) Title of Securities: Common Stock
(iii) Amount: 600,000 shares.
	(b)	Underwriters and other purchasers:
The purchaser was:
Daniel D. Dinur, Esquire.
	(c)	Consideration:
Legal services rendered to us with a value of $45,000.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Mr. Dinur was well known to the directors and executive officers of the Company, has a net worth or an annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

(23)	October 2001 - January 2002.
	(a)	Securities sold:
(i) Date: Various, during October, November and December 2001 and January 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 10,609,325 shares.
	(b)	Underwriters and other purchasers:
The purchasers were:

Jerome Cohen, Douglas Cole, James Damato, Christopher Dunn, Reina Ender, Donald Ferreri, Bruce Fischer, Fisted Dove Excavating, Inc., Bernard Friedman, Janet Galbo, L.R. Gallo, Charles Ghirardi, Marc Kreamer, Michael Lesser, Charles J. Molinari, Jaydee Price-Kramer, Edward Riley, Troy Schneeweis, Kenneth Stevens, Cynthia Testa, Undistributed Ink, LLC, Kent Vandewater, Vee Ann, Inc., Donald Weidenfeld, Peck and Green Weiss, Allen Ancell, August Falbo, Christopher Gisonna, Marc Kreamer, Louis Mansueti, David Rappa, Edward Riley, Jeannette Rita, Robert Sepos, Weidenfeld Ltd., and Barry Weisman.

	(c)	Consideration:
The aggregate offering price was $813,750.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Regulation D thereunder as a sale not involving any general solicitation either to the accredited investors or to purchasers that are not accredited investors (not exceeding 35 in number) in compliance with such Regulation D, including the requirement in Rule 502(b)(ii).

	(e)	Use of Proceeds. The proceeds were used for general corporate purposes.
(24)	December 2001.
	(a)	Securities sold.
(i) Date: December 14, 2001.
(ii) Title of Securities: Common stock
(iii) Amount: 526,316 shares.
	(b)	Underwriters and other purchasers:
The purchaser was:
IDT Fund, Ltd.
	(c)	Consideration:

The shares were issued to IDT Fund, Ltd. in settlement of a dispute relating to the Company's failure to register the shares of Common Stock purchased by IDT Fund, Ltd. and IDT Fund 13 on March 19, 2001.

(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. IDT Fund, Ltd. is an institution not formed for the specific purpose of acquiring these securities and has total assets in excess of $5,000,000.

	(e)	Use of Proceeds: The proceeds were used for general corporate purposes.
(25)	December 2001
	(a)	Securities sold:
(i) Date: December 31, 2001.
(ii) Title of Securities: Common Stock
(iii) Amount: 1,500,000 shares.
	(b)	Underwriters and other purchasers:
The purchaser was:
Thomson Kernaghan & Co.
	(c)	Consideration:

The shares were exchanged for (i) the outstanding principal and accrued interest under an 8% $550,000 convertible debenture, (ii) two warrants to purchase 625,000 shares of Common Stock in the aggregate and (iii) the waiver by the purchaser of its rights under the Registration Rights Agreement, dated April 27, 2001.

(d)

Exemption from registration claimed. This exchange is exempt under Section 3(a)(9)of Securities Act as an exchange by the issuer with its existing security holders exclusively where no commission or other remuneration is paid for soliciting the exchange. In addition, the transaction is exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation.

(26)	January 2002.
	(a)	Securities sold:
(i) Date: January 17, 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 2,590,000 shares.
	(b)	Underwriters and other purchasers:
The purchasers were:
Melvyn B. Siegel, Harvey Birdman, Bonita Hirsch, Raymond J. Markman and Vacation Investment, LLC
	(c)	Consideration:

The shares of Common Stock were issued to each of the purchasers pursuant to loan modification arrangements entered into with each of Messrs. Siegel, Birdman and Markman. Under the loan modification arrangements, each agreed to extend for one year the terms of their respective loans to the Company, to forgive accrued interest for the first year of the loans, and to waive interest during the second year of the loans. A portion of the shares issuable to Mr. Birdman were issued to Ms. Hirsch and Vacation Investment.

(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Mr. Markman was a director of the Company, Mr. Siegel is a major investor with a pre-existing relationship with the Company and Mr. Birdman, Ms. Hirsch and the members of Vacation Investments, LLC, were well known to the directors of the Company, each has a net worth or an annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

(27)	February 2002.
	(a)	Securities sold:
(i) Date: February 5, 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 2,916,667 shares.
	(b)	Underwriters and other purchasers:
The purchaser was:
M. Mario Perez
	(c)	Consideration:
The aggregate offering price was $350,000. Mr. Perez acted as his own placement agent and received a placement fee of $35,000.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Mr. Perez was well known to an executive officer of the Company, has a net worth or annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

(28)	February - March, 2002.
	(a)	Securities sold:
(i) Date: February 5, 2002 and March 14, 2002
(ii) Title of Securities: Common Stock
(iii) Amount: 500,000 shares.
	(b)	Underwriters and other purchasers:
The purchaser was:
Inverfape, S. A.
	(c)	Consideration:
These shares were issued to purchaser for consulting services and reimbursable expenses with a value of $37,500.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors. Inverfape, SA is a corporation wholly-owned by M. Mario Perez, who was well known to an executive officer of the Company, has a net worth and annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

(29)	February and April 2002.
	(a)	Securities sold:
(i) Date: February 6, April 15, 16, 25 and 30, 2002
(ii) Title of Securities: Common Stock
(iii) Amount: 1,466,660 shares.
	(b)	Underwriters and other purchasers:
The purchasers were:
Robert Cohen, Daniel Shamy, L. R. Gallo, James Damato and Charles Carello.
	(c)	Consideration:
The aggregate offering price was $110,000.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving general solicitation. Each of the purchasers was well known to a director of the Company, had a net worth or annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

(30)	March - April 2002.
	(a)	Securities sold:
(i) Date: Various dates in March and April 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 1,995,000shares
	(b)	Underwriters and other purchasers:
The purchasers were:

Eugene W. Rita, George DeClaire, Roy Scherrer, Michael Cutler, Martin Laburu, Robert Sepos, Stephanie Colzie, Keith Desouza, Jeffrey Minderlein, David Rappa, Kelly Filamini, Douglas Randle, Xesus Posse, Julian Stout, Covelle Toolsie, David Kachur, Michael Kachur, William Kachur and Jay Schnaderman.

	(c)	Consideration:
Waiver of rights to receive wages in the aggregate amount of $149,625.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act as a transaction not involving a public offering consisting of a sale to a director, officer and employees of the issuer familiar with the business and affairs of the issuer and, in some cases, experienced in financial or business matters generally.

(31)	February - March 2002.
	(a)	Securities sold:
(i) Date: February 6 and April 25, 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 66,683 shares.
	(b)	Underwriters and other purchasers:
The purchaser was:
Norman Malinski, Esquire.
	(c)	Consideration:
Legal services rendered to us in the amount of $10,000.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a to accredited investors not involving any general solicitation. Mr. Malinski was well known to the directors and executive officers of the Company, has a net worth or an annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

(32)	March 2002.
	(a)	Securities sold:
(i) Date: March 22, 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 5,000,000 shares
	(b)	Underwriters and other purchasers:
The purchaser was:
Richard J. Lucibella.
	(c)	Consideration:
Conversion of the principal and accrued interest of a convertible promissory note issued by the Company and held by the purchaser in the principal amount of $250,000, dated October 25, 2000.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Mr. Lucibella was a director of the Company.

(33)	March 2002.
	(a)	Securities sold:
(i) Date: March 25, 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 156,250 shares
	(b)	Underwriters and other purchasers:
The purchaser was:
Thomas Custer.
	(c)	Consideration:
The aggregate offering price was $25,000 in cash.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Mr. Custer was well known to a director of the Company, has a net worth or annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

(34)	February 2002
	(a)	Securities sold:
(i) Date: February 6, 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 500,000 shares
	(b)	Underwriters and other purchasers:
The purchaser was:
Peter D. Kirschner.
	(c)	Consideration:
The shares were issued to the purchaser upon the exercise of an option for the exercise price of $5,000.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Mr. Kirschner was the President and CEO of the Company.

(35)	March 2002.
	(a)	Securities sold:
(i) Date: March 25, 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 176,228 shares.
	(b)	Underwriters and other purchasers:
The purchaser was:
Craig Sherar, Trustee
	(c)	Consideration:
Forgiveness of $29,430 in trade indebtedness by the Company.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation.

(36)	April 2002.
	(a)	Securities sold:
(i) Date: April 30, 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 1,000,000 shares
	(b)	Underwriters and other purchasers:
The purchaser was:
US Data International Development, Inc.
	(c)	Consideration:
The shares were issued pursuant to the certain Engagement Agreement between purchaser and the Company, dated March 7, 2002.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Purchaser is wholly-owned by M. Mario Perez, who is well known to an executive officer of the Company, has a net worth or annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

(37)	April 2002.
	(a)	Securities sold:
(i) Date: April 25, 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 91,575 shares
	(b)	Underwriters and other purchasers:
The purchaser was:
La Jolla Cove Investors, Inc.
	(c)	Consideration:
Conversion of $10,000 of the principal amount of a convertible debenture issued by the Company to the purchaser, dated April 5, 2001.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. La Jolla Cove Investors, Inc. is an institution not formed for the specific purpose of acquiring these securities and has total assets in excess of $5,000,000.

(38)	April 2002.

Purchase, in 18 monthly installments, of 10,000,000 shares of Common Stock and 20,000,000 shares of Series A Preferred Stock, with 10,000,000 options by the Centro Group. See description in Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Since the merger in May 2000, and until the fourth quarter of 2001, we pursued a business plan consisting primarily of utilizing our co-location in as many as 38 locations on AT&T's nationwide network to provide bandwidth, Internet access and supporting services and network management to small and medium size business customers. This business proved to be highly competitive, with the result that our revenues could not support the cost of maintaining our network and our general overhead, and we continued to accumulate deficits. At the same time, our efforts to reduce the largest component of the expense of maintaining the network - - fees to AT&T - - were stymied due to a continuing billing dispute with AT&T. This dispute began in early 2001 and culminated in AT&T disconnecting our entire network on August 27, 2001. Overnight, we lost as much as 78% of our customers and 90% of revenue we projected to realize during the third quarter 2001. We did manage to reconnect some Florida-based customers using alternative circuits provided by Cable and Wireless and BellSouth Corporation.

Faced with an uncertain future in the bandwidth resale and Internet access business, in the aftermath of the events of September 11, 2001, and the resulting surge in demand for data storage and security, management developed, in the fourth quarter 2001, a new business plan. The plan is to use our existing facilities and the arrangement with Hitachi Corporation to offer managed data storage solutions to smaller and medium size business customers, i.e. become what is known as a Managed Service Provider ("MSP"). The data storage services would be sold through resellers and, secondarily, through distributors, where the resellers are network providers who use our data storage solutions under a private label or co-brand them with their own data storage offerings.

Implementation of this plan with the purpose of exiting the development stage sometime towards the end of 2002 will require additional capital in the range of $6.5 million to $8.5 million. As described immediately below, under the very recent agreement we reached with the Centro Group, we should receive a capital infusion sufficient for our purposes. There is, however, no complete assurance that we will receive all of the intended proceeds of the investment described in the agreement with the Centro Group. Moreover, there is no assurance that the new business plan will be successful and, in general, that our efforts to become profitable on a consistent basis will yield the desired results.

In our efforts to become profitable on a consistent basis we will have to contend with an outstanding liability to the IRS for payroll taxes and our lack of compliance with the terms of our equipment lease with Cisco Systems Capital Corporation (Cisco"). In this connection, we owe the IRS approximately $848,900 in payroll taxes for 2000 and 2002 (not 2001) and intend to begin a dialogue with the agency with the purpose of developing an installment payment plan acceptable to the IRS. Certain of the proceeds of the investment by the Centro Group have been earmarked for this purpose and, although the outcome is not free from doubt, management believes that a solution acceptable to the Company can be achieved.

As regards the equipment lease with Cisco, we are currently negotiating a settlement whereby we would return certain unused equipment for a $1.5 million reduction in the approximately $3.6 million owed under the lease and repay a discounted portion of the remaining debt over two years. There is no assurance that our proposal will be accepted by Cisco, and that, as a result, we may have to dedicate a larger portion of the proceeds of the investment by the Centro Group than originally planned to the discharge of this obligation.

Results of Operations

For the year ended December 31, 2001, we reported a net loss of $10,262,800 ($.30 per share) compared to a net loss of $6,344,900 ($.46 per share) for the year ended December 31, 2000, which included income of $234,900 from discontinued operations.

A comparison between the relevant periods, i.e. a full twelve months of operations in 2001 and only seven months of operations in 2000, shows that management's efforts to reduce expenses in 2001 did yield some results. For example, compensation-related expenses increased by only 25% (from $2,573,200 in 2000 to $3,213,300 in 2001) and would have actually decreased had the comparison been with respect to an annualized expense for 2000. Also, marketing and sales expenses decreased (from $767,400 in 2000 to $416,000 in 2001). Nevertheless, notwithstanding an increase in revenue of almost 200% (from $124,100 in 2000 to $1,487,700 in 2001), the very significant increases in technology and content expenses (consisting primarily of network connection fees to AT&T), general and administrative, interest and amortization and depreciation expenses caused the net loss from operations to increase by approximately 62%.

Management is continuing in its efforts to reduce expenses and believes that the financial results of the first and, particularly, the second quarter 2002, will reflect the impact of these efforts.

Liquidity and Capital Resources

Our operations thus far have been funded utilizing the proceeds of (i) a $500,000 private placement in May 2000; (ii) a $906,350 private placement in May - June 2000; (iii) a $502,500 private placement in June - July 2000; (iv) a $475,000 private placement in July 2000; (v) a $120,000 private placement in August 2000; (vi) a $900,000 private placement in September 2000; (vii) a $180,000 private placement in September 2000; (viii) a $1.0 million convertible loan made to us by a group of directors and shareholders in late October 2000; (ix) a $40,500 private placement in December 2000; (x) the sale by us of the Separate Warrant to La Jolla Cove Investors, Inc. for $62,500 in February 2001; (xi) a $250,000 loan to us by two directors in February 15, 2002, which were converted in March 2001 into 1,250,000 shares of Series A Convertible Preferred Stock; (xii) $850,000 in net amount of loans made to us by certain directors and a private investor in the first quarter 2001; (xiii) the sale by us of the $200,000 LJ Debenture to La Jolla Cove Investors, Inc. on April 5, 2001; (xiv) a sale by us of 526,316 shares of the Common Stock for $200,000 to IDT Fund, Ltd. and IDT Fund 13 in March 2001; (xv) a sale by us of the $550,000, 8% two-year convertible debenture to Thomson Kernaghan & Co. on April 27, 2001; (xvi) a sale by us in a private placement of 12 million shares of Common Stock for $600,000 to the group led by ABFS on May 23, 2001; (xvii) a sale by us in a private placement of 3,647,722 shares of Common Stock for $577,160 on July 3, 2001; (xviii) a sale by us in a private placement of 4.5 million shares of Common Stock for $450,000 during August 2001; (xix) a sale by us in two private placements of 13,625,991 shares of Common Stock for $1,013,750 in October 2001 - January 2002; and (xx) a sale by us in three private placements of 4,539,577 shares of Common Stock for $485,000 in February-April, 2002.

Additionally, we recently entered into an agreement (the "Purchase Agreement") dated February 28, 2002, with the Centro Group, consisting of Centro Inmobiliario RYC, S.L., a limited liability company organized under the laws of the Kingdom of Spain ("Inmobiliario"), MAPET International Foundation, Inc., a Florida non-profit corporation ("MAPET"), FRONTIER STAR, S.L., a limited liability company organized under the laws of the Kingdom of Spain ("FRONTIER STAR"), INVERFAPE, S.A., a limited liability company organized under the laws of the Dominican Republic ("INVERFAPE"), Jesus Guirau, S.L., a limited liability company organized under the laws of the Kingdom of Spain ("Jesus Guirau") (Inmobiliario, MAPET, FRONTIER STAR, INVERFAPE, and Jesus Guirau are sometimes collectively referred to hereinafter as the "Investors"), as amended. Under the Purchase Agreement, the Investors purchased and agreed to purchase from us, in eighteen (18) traunches (i) 10,000,000 shares of Common Stock, and (ii) 20,000,000 shares of Series A Preferred Stock (the "Preferred Stock") for the aggregate price of $18,400,000. The Common Stock would be purchased for $0.16 per share and the Preferred Stock would be purchased for $0.84 per share. The Investors will divide the rights and obligations under the Purchase Agreement as follows: Inmobiliario (37.5%); MAPET (37.5%); FRONTIER STAR (10.0%); INVERFAPE (10.0%); and Jesus Guirau (5.0%).

The closing of the first traunche occurred on April 29, 2002. At this closing, the Investors purchased a total of 6,250,000 shares of Common Stock for $1,000,000. The Investors have agreed to purchase Common Stock and Preferred Stock every thirty days in amounts specified in the Purchase Agreement for seventeen (17) months. The Purchase Agreement also grants the Investors the option to purchase up to 10,000,000 shares of the Common Stock at varying exercise prices for a total of $20,000,000. Pursuant to the terms of the Purchase Agreement, the Investors will receive the options in increments of 2,000,000 shares for each $2,000,000 they invest in the Company. The first 8,000,000 options will vest at the time the Investors have invested at least 80% of the total $18,400,000 investment they committed to in the Purchase Agreement. The remaining 2,000,000 options will vest at the time the Investors have invested the entire $18,400,000 in the Company. The exercise prices for the options differ for each 2,000,000 share increment and are specified in the Purchase Agreement. All of the options expire on April 29, 2006.

After the initial $1,000,000 investment by the Investors on April 29, 2002, as agreed upon by the parties to the Purchase Agreement in order for the Investors to gain majority representation of the Board of Directors, the Investors were entitled to nominate five persons to be elected to the Board of Directors. On that date, upon resolution by the Board of Directors, the Board of Directors agreed to expand the number of its members from seven to nine. After passing this resolution, five of the seven directors resigned and seven new directors were elected to fill the vacancies, five of whom were nominated by the Investors. The newly constituted Board of Directors consists of Messrs. Robert M. Beaton, Juan F. Casas, Michael A. Cutler, William C. Davis, III, Eli Dreszer, Martin Laburu, Dominick F. Maggio, Charles Molinari and Mario Perez. Messrs. Casas, Davis, Laburu, Maggio and Perez were the Investors' nominees. The newly constituted Board of Directors named Mr. Cutler to serve as its chairman and Mr. Maggio to serve as President and CEO of the Company.

On March 7, 2002, the Company entered into a marketing agreement (the "Marketing Agreement") with US DATA International Development, Inc. ("US DATA International"), a Florida corporation that is controlled by the Investors. Pursuant to the terms of the Marketing Agreement, US DATA International will provide all international marketing and sales coordination of the Company's products and services. The initial term of the Marketing Agreement is for three years and the agreement will automatically renew for additional 12-month periods unless either party provides the other with written notice of its intent to cancel the agreement within 90 days of the anniversary date of the agreement. US DATA International will be paid $100,000 per month for the life of the agreement. In addition, during the initial three-year term, US DATA International will receive an amount equal to three percent (3%) of the Company's gross sales through March 7, 2005. Additionally, pursuant to the terms of the Marketing Agreement, the Company will grant US DATA International (i) 1,000,000 shares of Common Stock, and (ii) options for up to 3,000,000 shares of Common Stock, which shall vest immediately upon grant and be exercisable at certain prices and under certain terms and conditions for five years.

Item 7. Financial Statements.

See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

US DATA AUTHORITY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

INDEPENDENT AUDITORS' REPORT

AND

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001 AND 2000

AND

CUMULATIVE AMOUNTS FROM INCEPTION OF DEVELOPMENT STAGE

(MAY 1, 2000) THROUGH DECEMBER 31, 2001

US DATA AUTHORITY, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
YEARS ENDED DECEMBER 31, 2001 AND 2000

CONTENTS

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
US Data Authority, Inc.
Boca Raton, Florida

We have audited the accompanying balance sheets of US Data Authority, Inc. (a company in the development stage) as of December 31, 2001 and 2000 and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2001 and 2000 and the amounts for the year ended December 31, 2001 included in the cumulative period from inception of development stage (May 1, 2000) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Data Authority, Inc. at December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and the amounts for the year ended December 31, 2001 included in the cumulative period from inception of development stage (May 1, 2000) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Board of Directors and Shareholders
US Data Authority, Inc.
Boca Raton, Florida

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 of notes to financial statements, the Company has reported working capital and equity deficiencies, has experienced net losses for the year ended December 31, 2001 of $10,262,800 and has experienced a loss from continuing operations from inception of development stage (May 1, 2000) to December 31, 2001 of $16,842,600. In addition, the Company's principal sources of cash flows from inception of development stage (May 1, 2000) to December 31, 2001 have been through the sales of its common shares and warrants ($7,060,300) and from borrowings under financing activities ($2,600,000). No assurances can be given to the continuation of the sales of securities or continued ability to obtain short or long-term borrowings to maintain the Company's present cash flow requirements. The Company's recurring losses from continued operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3 and 11 of notes to financial statements. To date the Company has been dependent on a major shareholder group for debt and equity financing. There is no assurance that this shareholder group will continue as a source of new funds. The Company's ability to achieve the elements of its business plan, which maybe necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. All these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

s/Hixson, Marin, DeSanctis & Company, P.A.

North Miami Beach, Florida
May 8, 2002

US DATA AUTHORITY, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEETS - DECEMBER 31, 2001 AND 2000

ASSETS
	2001	2000
Current assets:
Cash and equivalents	$49,600	$61,800
Accounts receivable, less allowance for doubtful collections of $2,600.	15,900	62,300
Advances to officer and employees	-	145,000
Other current asset	22,400	5,200
Total current assets	87,900	274,300
Equipment under capitalized leases	2,539,700	2,287,400
Leaseholds, furniture, fixtures and equipment	1,255,900	1,400,100
Excess of costs over net assets acquired	-	99,400
Other assets, principally security deposits	77,000	55,400
	$3,960,500	$4,116,600
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of capitalized lease obligations, in default	$3,625,300	$634,800
Payroll taxes, including penalties and interest, in arrears	713,900	580,900
Accounts payable	1,909,800	2,730,000
Accounts payable, under dispute	3,433,100	-
Accrued liabilities	1,658,800	301,100
Convertible notes/advances payable, shareholders and other	2,050,000	1,100,000
Due to related party	25,300	25,300
Total current liabilities	13,416,200	5,372,100
Capitalized lease obligations, less current portion, in default	-	1,773,000
	13,416,200	7,145,100
Business, discontinued operations, summary of certain risks and uncertainties, transactions with related parties, commitments and subsequent events (Notes 1, 2, 3, 6, 9, 10 and 11)
Shareholders' deficit: Preferred stock, Series A, $1.00 par; authorized 30,000,000 shares; 1,250,000 shares issued in 2001	1,250,000	-
Common stock, $.02 par, authorized 100,000,000 shares; issued and outstanding 59,484,849 shares in 2001 and 20,000,159 shares in 2000	1,189,700	400,000
Capital in excess of par	6,002,900	4,081,500
Deficit	(930,200)	(930,200)
Accumulated deficit during the development stage	(16,842,600)	(6,579,800)
	(9,330,200)	(3,028,500)
Escrow performance shares	(125,000)	________-
	(9,455,700)	(3,028,500)
	$3,960,500	$4,116,600

Read the accompanying summary of significant account policies and notes to financial statements, both of which are an integral part of this financial statement.

US DATA AUTHORITY, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000 AND CUMULATIVE AMOUNTS FROM INCEPTION OF DEVELOPMENT STAGE (MAY 1, 2000) THROUGH DECEMBER 31, 2001
	2001	2000	Cumulative Amounts From Inception To-Date
Revenues:
Sales, net of allowances	$1,457,000	$124,100	$1,581,100
Equipment	30,700	-	30,700
	1,487,700	124,100	1,611,800
Operating expenses:
Technology and content	6,211,400	2,137,200	8,348,600
Compensation and related benefits	3,213,300	2,573,200	5,786,500
Marketing and sales	416,000	767,400	1,183,40
General and administrative	1,942,700	830,600	2,773,300
Interest	826,900	130,400	957,300
Rent	118,900	63,100	182,000
Amortization and depreciation	910,800	227,200	1,138,000
	13,640,000	6,729,100	20,369,100
Less interest income and other	39,700	25,200	64,900
	13,600,300	6,703,900	20,304,200
Loss from continuing operations before other additions	(12,112,600)	(6,579,800)	(18,692,400)
Other additions, vendor settlements and credits	1,849,800	-	1,849,800
Loss from continuing operations	(10,262,800)	(6,579,800)	(16,842,600)
Income from discontinued operations, net	-	234,900	-
Net loss	$(10,262,800)	$(6,344,900)	(16,842,600)
Income (loss) per share of common stock:
From continuing operations Basic and diluted	$(0.30)	$ (0.48)	$(0.30)
From discontinued operations Basic and diluted	$ -	$ 0.02	-
Net (loss) per share of common stock: Basic and diluted	$(0.30)	$ (0.46)	$(0.30)
Weighted average common shares outstanding	34,546,768	13,795,893	56,492,574

Read the accompanying summary of significant account policies and notes to financial statements, both of which are an integral part of this financial statement.

US DATA AUTHORITY, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF SHAREHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2001 AND 2000 AND CUMULATIVE AMOUNTS FROM INCEPTION OF DEVELOPMENT STAGE (MAY 1, 2000) THROUGH DECEMBER 31, 2001
		Preferred Stock		Common Stock		Capital in excess of par		Accumulated Deficit During Development Stage	Security Performance Bond
	Total	Shares	Amount	Shares	Amount		Deficit
Balance beginning, January 1, 2000	$(2,943,400)	-	$ -	2,500,000	$50,000	$ 829,600	$(3,823,000)	$ -	$ -
Year ended Dec. 31, 2000:
Add (deduct)
Issuance of common stock to original shareholders of Company acquired	-	-		10,481,451	209,600	(209,600)
Proceeds from sale of common stock	3,601,900			7,018,708	140,400	3,461,500
Deficits of subsidiaries spun-off as a dividend to shareholders	2,657,900						2,657,900
Net loss from continuing operations (development stage) and net income from discontinued operations	(6,344,900)	__________	__________	__________	__________	__________	234,900	(6.579.800)
Balance, Dec. 31, 2000	(3,028,500)	-	-	20,000,159	400,000	4,081,500	(930,200)	(6,579,800)
Year ended Dec. 31, 2001:
Add (deduct):
Proceeds from:
Sales of common stock	3,195,900			33,972,056	679,400	2,516,500
Sale of warrant	62,500					62,500
Issuance of common stock for Security performance bond	-			526,316	10,500	200,000			(210,500)
Professional services	62,000			636,318	12,800	49,200
Payroll	112,500			1,500,000	30,000	82,500
Marketing	207,300			2,900,000	58,000	149,300
Issuance of preferred stock for shareholder loans	250,000	1,250,000	1,250,000			(1,000,000)
Redemption and retirement of common shares as repayment of employee advances	(139,600)			(50,000)	(1,000)	(138,600)
Utilization of security performance bond for non-performance	85,000								85,000
Net loss from continuing operations	(10,262,800)	_________	_________	_________	_________	_________	_________	(10,262,800)	_________
Balance, ending, Dec. 31, 2001	$(9,455,700)	1,250,000	$1,250,000	59,484,849	$1,189,700	$6,002,900	$(930,200)	$(16,842,600)	$(125,500)

Read the accompanying summary of significant account policies and notes to financial statements, both of which are an integral part of this financial statement.

US DATA AUTHORITY, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000 AND CUMULATIVE AMOUNTS FROM INCEPTION OF DEVELOPMENT STAGE (MAY 1, 2000) THROUGH DECEMBER 31, 2001
	2001	2000	Cumulative Amounts From Inception To-Date
Cash flows from operating activities:
Sources of cash:
Sales	$1,180,600	$75,500	$1,256,100
Interest	3,000	22,800	25,800
Refund of income taxes	16,300	_____-	16,300
	1,199,900	98,300	1,298,200
Uses of cash:
Technology and content	1,295,400	153,600	1,449,000
Compensation and related benefits	3,115,200	1,919,000	5,034,200
Marketing, selling, general and administrative	1,278,900	874,900	2,153,800
Interest	90,000	-	90,000
Rent	118,900	53,100	172,000
Cash used in discontinued operations, net	_____-	762,600	_____-
	5,898,400	3,763,200	8,889,000
Cash (used-in) operating activities	(4,698,500)	(3,664,900)	(7,600,800)
Cash flows from investing activities:
Sources of cash:
Officer and employee loan repayments	-	64,600	64,600
Customer security deposits	15,000	59,000	74,000
Cash provided from discontinued operations, net	_____-	564,4000	_____-
	15,000	688,000	138,600
Uses of cash:
Advances to officers and employees	-	271,200	271,200
Purchases of leaseholds, furniture, fixtures and equipment, less amount financed	163,800	1,196,700	1,360,500
Payments to related party	-	25,300	25,300
Rent, utility and other security deposits	21,600	55,400	77,000
	185,400	1,548,600	1,734,000
Cash (used-in) investing activities	(170,400)	(860,600)	(1,595,400)
Cash flows from financing activities:
Sources of cash:
Proceeds from:
Sales of common stock and warrant	3,258,400	3,601,900	6,860,300
Shareholders loans and other	1,200,000	1,100,000	2,300,000
Commercial loan	500,000		500,000
Cash provided from discontinued operations, net	_____-	189,000	_____-
	4,958,400	4,890,900	9,660,300
Uses of cash
Payment of capitalized lease obligation and short term debt	101,700	312,800	414,500
Cash provided by financing activities	4,856,700	4,578,100	9,245,800
Increase (decrease) in cash and equivalents	(12,200)	52,600	49,600
Cash and equivalents, beginning	61,800	9,200	_____-
Cash and equivalents, ending	$49,600	$61,800	$49,600

Read the accompanying summary of significant account policies and notes to financial statements, both of which are an integral part of this financial statement.

US DATA AUTHORITY, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2001 AND 2000 AND CUMULATIVE AMOUNTS FROM INCEPTION OF DEVELOPMENT STAGE (MAY 1, 2000) THROUGH DECEMBER 31, 2001
	2001	2000	Cumulative Amounts From Inception To-Date
Reconciliation of net (loss) to cash (used-in) operating activities:
Net (Loss)	$(10,262,800)	$(6,344,900)	$(16,607,700)
Adjustments to reconcile net (loss) to cash (used-in) operating activities:
Amortization and depreciation	910,800	227,200	1,138,000
Discontinued operations, net	-	(997,500)	(234,900)
Loss on abandoned equipment	30,900	-	30,900
Allowance for doubtful collections	(2,600)	2,800	200
Other operating activities, principally fees	466,800	-	466,800
Changes in assets and liabilities:
Accounts receivable	44,800	(48,800)	(4,000)
Advances of officers and employees	10,000	66,400	76,400
Accounts payable	2,612,900	2,640,100	5,253,000
Accrued liabilities	1,490,700	789,800	2,280,500
Total adjustments	5,564,300	2,680,000	9,006,900
Cash (used-in) operating activities	$(4,698,500)	$(3,664,900)	$(7,600,800)
Schedule of non-cash investing and financing activities:
Non-cash investing activity:
Purchase of leaseholds, furniture, fixtures, equipment and capitalized leases	$907,000	$3,904,200	$4,811,200
Less amounts paid	163,800	1,196,700	1,360,500
	$743,200	$2,707,500	$3,450,700
Non-cash financing activities:
Issuance of common stock on purchases of USDA		$209,600	$209,600
Divestiture of former subsidiaries of Sunvest Resorts, Inc.		$2,657,900
Common stock issued for services and surety bond	$466,800		$466,800
Issuance of preferred stock for loans	$1,250,000		$1,250,000

Read the accompanying summary of significant account policies and notes to financial statements, both of which are an integral part of this financial statement.

Basis of accounting:

US Data Authority, Inc. (the Company) prepares its financial statements in accordance accounting principles generally accepted in the United States of America. This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

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

Management estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

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

Revenue recognition:

Revenues are recognized, monthly, when service is provided to the customer, who has executed a service agreement and authorizes access.

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

During the year ended December 31, 2001, management has determined that the value of its intangible asset has been substantially impaired due to the change in its market and has accordingly written down the goodwill to fair value. Fair value was determined by management based on discounted future cash flows.

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

Per share amounts:

Basic loss per share, from continuing and discontinued operations are computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share are computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average price during the reporting period. For the years ended December 31, 2001 and 2000, options and warrants were excluded from the computation of diluted loss per share due to their antidilutive effect.

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

Reclassifications:

In order to facilitate comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

1. Organization and business:

US Data Authority, Inc. (USD or the Company) formerly Sunvest Resorts, Inc. was incorporated in the State of Delaware on March 5, 1985. On August 2, 1996, a wholly owned subsidiary was organized under the Laws of the State of Florida under the same corporate name. During 1996 the Delaware and Florida corporations entered into a statutory merger with the Florida corporation as the survivor. As a result of the merger, USD issued 2,500,000 shares of its $0.02 par value to the then existing shareholders. On May 1, 2000 the Company acquired the assets subject to liabilities of US Data Authority, Inc. (a Company in the development stage) (USDA) was originally incorporated on January 15, 1999, in exchange of its common stock. The acquisition was accounted for by the purchase method. Accordingly , the Statement of Operations include the operating results of USD from May 1, 2000 forward. The assets acquired and liabilities assumed were recorded at fair values, which did not exceed original cost. The excess of cost over net assets acquired was being amortized to future periods over a seven- (7) year life using the straight-line method. A condensed summary of assets and liabilities purchased is as follows:

Identifiable assets:
Accounts receivable, security deposits et al	$ 72,100
Leaseholds, furniture, fixtures and equipment	188,500
260,600
Liabilities assumed:
Accounts payable	340,000
Accruals	30,500
370,500
Excess of cost over net assets acquired	$109,900

USD was to provide a range of bandwidth, Internet access and supporting services and network management, primarily to small and medium size business customers. It was management's opinion that the small to medium size entities would generate a good market share of potential new users. They would have provided Internet access, co-location access and remote access on a high-speed digital network. The Company would have also provided advisory services associated with the selection and installation of computer hardware. Services were to be provided nationwide. Due to the highly competitiveness of the bandwidth business, lack of enthusiasm by potential investors and the continued deficits being accumulated by the Company and as a result of the September 11, 2001 terrorist attack on the United States, management realized the value of data retention and storage and once again developed a new business plan.

Management developed a new business plan, based on its existing facilities and customers. Accordingly, management is in the process of converting the Company from a traditional network/bandwidth provider, to a full Managed Service Provider (MSP) with a managed service offering of managed data storage. These data storage services will be sold through a reseller and agent distributions, which would allow for service providers to generate private labels or co-brand their own storage service offerings.

It is management's intention to utilize its existing facilities and customer relationships to offer data storage through a set of Internet Protocol (IP) based services. These services would include IP Disk on Demand, IP File Sharing Services and IP Backup and Restore Services. In management's opinion, this would allow the Company to immediately provide data storage to its existing customers, which could also generate supplemental revenues of bandwidth. By utilizing its present facilities and customer base, the Company is better able to leverage its present facilities and expand its future services.

USD has changed its operations from bandwidth to bandwidth/data storage. Management does not consider the change to be a discontinued operation.

Since the changes of operations in April 2000 and September 2001, the Company has reverted and continues to be a development stage enterprise. Since September 2001, USD has been executing a new strategic business plans to develop its data storage facilities. Management has been renegotiating its relationships with major equipment suppliers as part of this plan. To-date USD had yet to commence its principal planned operations and from inception of development stage (May 1, 2000) had only generated auxiliary revenues to defray the cost of its planned operations (past and present). It is the intent of USD's management that meaningful operations could be generated by the end of 2002, which should then take the Company out of development stage. The Company has financed its operations during the development stage from the sale of its common stock and from borrowings from related and unrelated parties and financing through accounts payable. Subsequent to December 31, 2001, the Company borrowed additional funds from a related party of approximately $40,000 and the received approximately $1,300,000 from the sales of common stock. There can be no assurances that the Company will be out of development stage by the end of 2002 or that they will continue to receive financing.

Management has estimated that it would require approximately $6,500,000 to $8,500,000 of additional capital to emerge from development stage. This amount is in excess of subsequent receipts to May 8, 2002. There are no assurances that the Company will be able to raise the additional capital requirements.

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

As a result of the spin-off the Company has restated it's prior year's Statement of Operations to present the operating results of the Company on a comparable basis. Accordingly, the real estate operations are being reported as income from discontinued operations in the accompanying Statement of Operations. Results of these discontinued operations were as follows:

2000
Net sales	$1,424,000

Cost of sales	258,800
Operating expenses:
Selling, general administrative	730,300
Minority interest and income	200,000
1,189,100
Net income	$234,900

3. Summary of certain risks and uncertainties:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported a working capital deficiency of $13,328,300 as of December 31, 2001 and $5,097,800 as of December 31, 2000, an increase of $8,230,500. The Company has also reported net losses of $10,262,800 for the year ended December 31, 2001 and $6,344,900 for the year ended December 31, 2000, which includes income from discontinued operations of $234,900. In addition the Company also reported a net loss from continuing operations of $16,842,600 from inception of development stage (May 1, 2000) to December 31, 2001. As reported on the statements of cash flows, the Company incurred deficient cash flows from operating activities of $7,600,800 (excluding cash used in discontinued operations of $762,600) from inception of development stage to December 31, 2001. To date, these have been financed principally through the sale of common stock and from borrowings from related and unrelated parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations.

The Company's principal source of working capital funding has been and continues to be a small group of shareholders who have provided approximately $2,300,000 from inception of development stage (May 1, 2000) to December 31, 2001. This does not include $6,860,300 from proceeds of sales of common stock and warrants. Management of the Company anticipates that the Company will require approximately $6,500,000 to $8,500,000 of working capital for the year 2002 in order to meet its new business plan. While the small group of shareholders has been funding to date, there can be no assurances that they will continue.

Management has continued to develop a strategic business plan to raise private financing, develop a more effective management team, maintain reporting compliance and seek new expansive market share. Should the Company be successful in obtaining sufficient funds, management intends to continue developing its data storage plan.

There can be no assurances that the Company will be successful in the implementation of its plan for expansion and its overall business plan. (Read Note 11, of notes to financial statements regarding Subscription Agreement).

During the current year and subsequently, the Company instituted an informal restructuring plan, aimed at reducing certain short-term debt and certain costs of operations. Employee terminations and other cost reductions were implemented. The affected employees were primarily the non-productive sales and non-essential technical personnel. No special charges were incurred resulting from the employee terminations or from other cost reductions. In addition, management has been negotiating with one (1) of its principal suppliers/lender for improved debt terms of its outstanding debt. At present the negotiations with supplier/creditor is for the Company to return certain unused capitalized equipment which would be utilized to offset the debt ($1,500,000) and to discount the balance of the debt and extend the discounted balance over a two (2) year amortization period. The amount of the discount has not been determined. In the opinion of management, if this matter can be resolved, it would enhance the financial position of the Company and resolve certain cash flow requirements in the short-term. There can be no assurances that the negotiations will be successful.

The Company is in dispute with another creditor. At present a major supplier to the Company is involved in litigation on outstanding debt amounting to approximately $3, 433,100, (Read Note 11, of Notes to Financial Statements concerning this matter).

The Company is in arrears in its payment of payroll taxes for the year 2000. As of December 31, 2001, the Department of Treasury, Internal Revenue Service was owed approximately $713,900, which included penalty and interest of about $125,000. Failure to liquidate the debt to the Internal Revenue Service, either through periodic payments or a lump sum could have an adverse impact on the Company, taken as a whole. The Company also became delinquent in the payment of its payroll taxes for a portion of the first and second quarter of the year 2002. Additional arrearages for the year 2002 amounts to about $135,000, which does not include penalty and interest. Total amount due the Department of the Treasury is in excess of $848,900. Management is aware that the estimated Trust portion of the outstanding payroll taxes amounts to approximately $525,000. Management will be commencing a dialog with the Service during the year 2002. Management's intention is to develop a payment plan with the Treasury that will coincide with its cash flow requirements. There can be no assurances that the Company and the Department of Treasury can reach an amicable solution to the arrearages.

The Company has been in compliance with payroll taxes for the year 2001 in both filings and payments.

4. Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and equivalents and receivables. During the year, the Company's account balances with financial institutions may exceed federally insured limits. Management regularly monitors their balances and attempts to keep this potential risk to a minimum by maintaining their accounts with financial institutions that they believe are of good quality.

The Company may have a concentration of credit risk with respect to accounts receivable during the year. The Company does not perform credit evaluations and does not require collateral from its customers. The Company maintains when appropriate, an allowance for doubtful accounts. Therefore, no additional credit risk beyond amounts provided for collections losses are believed inherent in the Company's receivables.

The Company is dependent upon a few major suppliers of routers, other equipment and telephone lines necessary for operations. Management is making every effort to seek alternative suppliers if the current suppliers ceased to service the Company. Alternative sources are available but there can be no assurance that the Company will be successful with alternative suppliers. The impact of not obtaining alternate suppliers will have a significant impact on the operations of the Company.

5. Details of financial statement components:

Leaseholds, furniture, fixtures and equipment:	2001	2000
Leasehold improvements	$124,600	$124,600
Furniture and fixtures	196,600	180,300
Equipment	1,301,200	1,191,500
	1,622,400	1,496,400
Less accumulated depreciation	366,500	96,300
	$1,255,900	$1,400,100
Leaseholds, furniture, fixtures and equipment are collateralized to Convertible notes/advances payable, shareholders and other.
Accrued liabilities:	2001	2000
Commissions	$ 85,000	$ -
Interest	657,200	80,400
Maintenance fees	427,000	-
Payroll	26,200	98,600
Payroll taxes	-	63,100
Professional fees	210,000	-
Promotion	200,000	-
Security deposits	53,400	59,000
	$1,658,800	$301,100

6. Convertible notes/advances payable, shareholders and other:

Convertible notes payable, shareholders and other, interest ranging from 9.75% to 12%, maturing on varying dates to October 25, 2003, collateralized by all the assets of the Company not collateralized to other debt.	$1,950,000	$1,000,000
Convertible advance payable, shareholder, non-interest bearing unsecured, due on demand.	$100,000	$100,000
	$2,050,000	$1,100,000

Notes payable, shareholders amounting to $1,000,000 have options to convert the outstanding loans into common stock at a ceiling of $1.00 per share to a floor of the lowest price sold or $0.075 as of December 31, 2001. Notes payable, shareholders amounting to $750,000 have options to convert into common stock at $1.25 per share for the first 90 days down to $0.20 per share. In addition, certain notes contained an option to convert to preferred stock at rates ranging from $1.25 to $0.40 per share. During the year, certain common shareholders advanced $250,000 to the Company at 10%, with a special feature to convert the loans into preferred stock at $0.20 per share. During the year, those certain shareholders exercised their options and converted $250,000 of loans into preferred stock. The preferred stock can be converted into common stock (6,250,000 shares) after the third anniversary date of the exercise (June 30, 2001). The preferred stock has a special voting feature. The special voting feature permits that voting rights of the preferred stock holders are equal ten times (10) the representative common stock for a three-(3) year period terminating on February 15, 2004. The conversion of the preferred voting rights represents the equivalent of 12,500,000 common shares.

Note payable, investor group, amounting to $200,000, has an option to convert the note into common shares at the lesser of $0.35 per share or 78% of the lowest market price traded during the thirty days prior to exercising the election to convert, as amended. At $0.35 per share the note can be converted into 571,430 shares. Had the exercise been completed at year-end, the conversion per share would have been $0.13 per share or 1,538,400 common shares.

The unsecured convertible advance of $100,000 is presently in dispute with management. It is management's opinion, that the unsecured advance can be converted into common stock at $0.50 per share (200,000 shares). It is the opinion of the shareholder/creditor, that the unsecured advance bears interest at 6% the first year and 18% thereafter. In addition, the unsecured advance can be converted into common stock at $0.125 per share or at the lowest sales price of the common stock up to October 25, 2002. It is the unsecured creditor's opinion that a former member of management approved these special features. It is the opinion of present management that the unsecured advance tendered the Company had no special features and if any former member of management approved those special features, then that former member acted beyond the scope of his authority. Management will vigorously object to any payments beyond the $0.50 per share in the form of common stock. Management did not accrue approximately $15,000 of special feature interest on this obligation.

The Company has accrued interest of approximately $227,600 as of December 31, 2001 and approximately $22,000 as of December 31, 2000 relating to these shareholder notes. Related party interest charged to operations was $205,900 for the year ended December 31, 2001 and $22,000 for the year ended December 31, 2000. Subsequent to year-end, accrued interest amounting to approximately $92,300 was converted into 2,590,000 common shares at $0.356 per share, which was the fair value traded at the date of exchange. Had the Company not been in default of its capital leases, annual maturities of the obligations subsequent to December 31, 2000, would have been:

7. Capitalized lease obligations, in default:
	2001	2000
Capitalized lease obligations, in default, imputed interest at rates ranging from 6.58% to 15.57%, collateralized by Equipment Under Capitalized Leases, payable $174,700 per month, which includes interest and maintenance agreement fees, maturing at varying dates to 2004.	$4,812,800	$3,413,600
Less imputed interest, 2001, $785,300; 2000, $571,600: maintenance costs, 2001, $402,200; 2000, $434,200.	1,187,500	1,005,800
	3,625,300	2,407,800
Less current portion of capitalized lease obligations (in default 2001).	3,625,300	634,800
	$ -	$1,773,000

The Company is in default of its capitalized lease obligations and accordingly has reflected the principal portion of the lease as a current liability. Had the company not been in default of its capitalized leases, annual maturities of the obligations subsequent to December 31,2000, would have been as follows:

Year Ending December 31,	Total Payments	Principal	Interest	Maintenance
2001	$1,724,900	$ 994,800	$392,200	$337,900
2002	1,502,400	1,196,400	278,300	27,700
2003	1,508,900	1,365,500	112,100	31,300
2004	76,600	68,600	2,700	5,300
	$4,812,800	$3,625,300	$785,300	$402,200

Approximately $367,700 of past due interest and $427,700 past due maintenance fees have been accrued and are reflected in accrued liabilities in the accompanying balance sheets. These amounts have been charged to current operations.

As previously disclosed, management has been negotiating with the creditor's for new terms. Management wants to return certain equipment with a fair value of $1.5 million and then discount the adjusted outstanding balance, and amortize the discounted balance over a two (2) year period. There can be no assurances that management and the creditor will reach an amicable resolution to this matter.

8. Income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income purposes.

Deferred tax asset:	2001	2000
Net operating loss from continuing operations	$3,958,900	$2,538,500
Less valuation allowance	3,958,900	2,447,900
	-	90,600
Deferred tax liability:
Income from discontinued operations	-	90,600
Net deferred tax asset	$ -	$ -
The valuation allowance is provided when it is more likely than not the tax benefit may not be realized.
The provision (benefit) for income taxes differs from the amount of income tax (benefit) determined by applying the applicable federal tax rate due to the following:
US Federal statutory income tax rate of 35% (benefit)
From continuing operations	$(3,592,000)	$(2,302,900)
From discontinued operations	_______-	82,200
	(3,592,000)	(2,220,700)
Effective state income tax (benefit), net of Federal benefit:
Federal benefit:
From continuing operations	(366,900)	(235,600)
From discontinued operations	________-	8,400
	(366,900)	(227,200)
	(3,958,900)	(2,447,900)
Valuation allowance	3,958,900	2,447,900
	$ -	$ -

At December 31, 2001, the Company had available federal net operating loss carryforwards available to reduce future taxable income of approximately $16,000,000, which expires in 2016.

In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater that 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership occurred in 2000. However, based upon the amount of the taxable loss incurred prior to the change in ownership, the Company estimates that no annual limitation will apply to the net operating loss carryforwards.

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

Subsequent to year-end, 500,000 employee stock options were exercised at $01 per share. The options exercised during the year were recorded at the fair value of the stock traded less a discount of 65%. An investor group converted a portion of the convertible note into 10,000 common shares at $0.1092 per share. No warrants have been exercised. The options granted employees have been vested. The strike prices of the warrants, are in general, greater than the fair market value of the common stock when the warrants were issued.

A summary of options and warrants as of December 31, 2001 and 2000 are presented as follows:

	Weighted Average Price	Total	Options	Warrants
2000
Add (deduct):
Employee stock incentive plan	$0.01 to $7.14	605,600	605,600
Debt expires 2003	0.20	1,000,000	1,000,000
Shareholder notes expires 2002/3	7.25	2,660,000		2,660,000
Suppliers, expires 2002/5	$7.17 to $7.25	416,667	________	416,667
Balance, outstanding, 2000		4,682,267	1,605,600	3,076,667
2001
Add (deduct):
Employee stock	0.01	774,300	774,300
Employee options exercised	0.01	(1,000,000)	(1,000,000)
Shareholder loans	0.20	750,000	750,000
Employee expiration		(379,900)	(379,900)
Preferred stock after 3 years	0.20	-	1,250,000
Shareholders	$0.10 to $0.36	14,500,000		14,500,000
Services	7.25	28,571		28,571
Debt (investor group)	$0.35 to $0.05	841,430	571,430	270,000
Balance outstanding, 2001		20,196,668	3,571,430	17,875,238

10. Equity securities:

Preferred stock:

As previously discussed in Note 6 of Notes to Financial Statements, certain shareholders advanced $250,000 of working capital to the Company. These advances had a special conversion feature for preferred stock, which was exercised during the year. As a result of the exercise, 1,250,000 shares of preferred stock were issued as satisfaction to the working capital advances at $0.20 per share. These preferred shares have a special voting feature equal to ten times (10) the representative common stock for a three- (3) year period terminating February 15, 2004. The special voting feature of the preferred stock represents the equivalent of 12,500,000 common shares. The preferred stock can be converted to common stock on a one for one basis or 1,250,000 common shares. The fair value of the preferred stock was determined by management based on the lack of marketability of both the preferred and common stock. Management used the fair value of its common stock, which the Company used in the selling of securities in private placements. The preferred stock has no preferences and according to counsel may be issued at less than par.

Common stock:

During the year the Company sold approximately 34.0 million common shares for $3.2 million. The weighted average sale price was about $0.1063 per share. During this same period the average fair market value of the security ranged from a high of $2.21 to a low of $0.24 per share. The securities sold by the Company ranged from a high of $1.50 to a low of $0.05 per share. Due to the lack of marketability and other factors, the Company discounted the shares (hair-cuts) from 93% to 32%. Total discounts for the year 2001 amount to about $14,300.

The Company also issued common stock for services amounting to approximately 5.1 million shares for $381,800 or an average of $0.0758 per share. These shares also contained the same discounts (haircuts) that were given to the other shareholders ranging from 45% to 65%.

Escrow performance shares:

As part of a sale of securities to an investor group, the investor group demanded that the Company assures the investor group that it would earn a 25% return on investment and that the Company would have completed certain performances. In accordance with that commitment, the Company issued 526,316 common shares as a performance bond, which shares were placed in escrow with the investor's group attorney. These performance securities were valued at fair value, after a discount of 58% amounting to $210,500. The investor group earns the shares, for lack of non-performance by the Company, on a monthly basis. As of December 31, 2001, the investor group earned approximately 212,500 escrow shares. The fair value of those shares amounting to $85,000 has been charged to current operations. The escrow shares are reflected as part of shareholders deficit.

11. Commitments, contingencies, litigation, transactions with related parties and subsequent event:

Employment contract:

On March 2, 2000, the Company executed a two- (2) year employment agreement with its current Chief Operating Officer/shareholder. The agreement has a renewal term option for two (2) additional years with one (1) year renewal options thereafter after the initial option period (presently in negotiation). The agreement provides for annual compensation of $125,000 (fully paid), when the Company becomes fully funded. Any underpayments shall be accrued and paid at a later date. The agreement provides for an annual incentive bonus based on performance. The incentive bonus is determined annually based on one percent (1.0%) of the Company's profit before EBITDA based on sales. For each $5 million dollar increment in sales the agreement provides for $50,000 in bonus. The incentive bonus can be paid in cash or Company stock, at the employee's option. If payment is made in the form of common stock of the Company the price shall be based on eighty percent (80.0%) of the average bid-asked price on the day of exercise. While employed, there is no limit on the exercise period. If termination were to occur, so long as the Company reached fifty percent (50.0%) of the first incentive plateau ($5 million), the employee will be entitled to a pro-rata share of the incentive plan. Total minimum commitment under the agreement is $375,000, which includes the first renewal option and excluding any incentive plan. Future increases in the annual base compensation are at the discretion of the Board of Directors. In addition, the COO was also entitled to a sign-on bonus, amounting to 4.44% of the outstanding shares, non-dilutive common shares. These bonus shares have been included as part of options granted, but not exercised. The bonus shares were terminated in the subsequent period. There are no other employment contracts at present.

Rental commitments:

The Company conducts it operations from leased premises and also leases certain equipment under operating leases. Management is presently in discussion to extend the option period of leased premises from one (1) to five (5) years. No rental rates for the new extended option years have been determined. The aggregate minimum rental commitments under non-cancelable leases, including the current option period in effect at December 31, 2001 were as follows:

Year Ending December 31,	Total	Facilities	Equipment
2002	$124,1000	103,100	21,000
2003	114,700	103,100	11,600
	$238,800	$206,200	$32,600

Litigation:

The Company is a defendant in a matter before the United States District Court, Southern Division of Florida, concerning breaches of a series of agreements with a major supplier with claims in excess of $2.0 million. The Company has denied the allegations and is asserting a series of affirmative defenses primarily in the nature that the supplier failed to furnish the services and was incapable of furnishing the services when the Company was induced to enter the agreements. The Company has filed a counterclaim. Management is vigorously defending the complaint and absolutely denies any liability on the contracts the supplier asserts that give rise to the claims. It is counsel's opinion that the Company will prevail in this matter.

The Company is a defendant is various other matters before the Miami-Dade County Circuit Court and the Broward County Circuit Court for non-payment of outstanding trade payables. Most of these matters have been resolved and in the opinion of counsel the financial exposure to the Company ranges between $30,700 to $54,700.

From time to time, the Company is a defendant in various other matters. The Company considers those types of matters to be incidental to the Company's business and is of the opinion that any financial exposure will not materially affect the financial position of the Company.

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

Transactions with related parties:

The following is a summary of transactions with related parties as of December 31:

	2001	2000
Compensation to officer/shareholder	$ 125,000	$ 81,700
Related party loans and advances, net	-	216,000
Related party notes payable	1,200,000	1,100,000
Interest on related party notes and advances	205,600	19,800
Related party security sales:
Preferred stock conversion	1,250,000	-
Common stock	$ 460,000	$1,195,000

Other:

The Company's management has been informally discussing its unsecured short-term debt with its various suppliers. With the development of its new business plan, management is aggressively attempting to obtain various credits and allowances from its unsecured creditors in order to assist the Company to emerge from development stage. It is the opinion of management that these types of efforts are a part of its restructuring plans. These efforts will assist the Company to obtain new financing and investors.

Subsequent events:

As previously disclosed in the notes to financial statements, the Company has received additional working capital through the additional borrowings and from the additional sale of common stock. In addition, certain shareholders converted accrued interest in exchange of common stock.

In March 2002, as amended on April 17, 2002, the Company entered a "Subscription Agreement" with a group of investors from Spain, Dominican Republic and the United States (the Investors). Under the terms of the agreement, the Investors are to fund $18.4 million in exchange for 10 million shares of common stock at $0.16 per share and 20 million shares of Preferred Stock, Series A, at $0.84 per share. The payment of the $18.4 million is upon a timetable at approximately thirty (30) day increments from date of closing (March 7, 2002), which can be accelerated. The agreement grants the Investors options to acquire an additional 10 million common stock at sales prices ranging from $1.00 to $3.00 per share, when the trading value of the stock ranges from $2.00 to $6.00 per share. A summary of the stock sales, options are as follows:

Investor Group Security Sales:	Equity Securities
	Common	Preferred
Total shares	10,000,000	20,000,000
Sales price per share	$0.16	$0.84
Total Sale	$1,600,000	$16,800,000

Investor Group Options:
Cumulative Funds Received	Options Granted	Sales Price	Trading Price
$2,000,000	2,000,000	$1.00	$2.00
$4,000,000	2,000,000	$1.50	$3.00
$6,000,000	2,000,000	$2.00	$4.00
$8,000,000	2,000,000	$2.50	$5.00
$10,000,000	2,000,000	$3.00	$6.00
	10,000,000

Eight (8) million of the ten (10) million options vests when the Company receives eighty percent (80%) of the $18.4 million or $14.7 million.

The subscription agreement was amended on April 17, 2002. The amendment requires that upon receipt of the first $1.0 million from the subscription agreement, the Company is required to apply $100,000 against the amounts due the Internal Revenue Service and to simultaneously commence a dialog with the Service to resolve the outstanding payroll tax issues.

Simultaneously with the execution of the Subscription Agreement, the Company entered into an exclusive Engagement Agreement with US Data International Development, Inc., (International) an unrelated company to US Data Authority, Inc., but a related party to the Investor Group. The principal of the Engagement Agreement is a 37.5% participant in the Investor Group. The agreement with International expires on March 7, 2005, with renewal options on a year to year basis, unless terminated by either party within a ninety- (90) day window before the anniversary date. International will provide all international marketing and sales coordination, purchasing the products at a mutually agreed upon wholesale price and sold by International at a retail price to be determined. International will negotiate the acquisition of and/or licensing of technologies, retrieval and storage. International projects that it will represent 80% of new sales. International will also assist in obtaining additional funding when necessary.

The Company, so long as it receives its funding under the Subscription Agreement, shall pay to International an annual retainer fee of $1.2 million. During the same period, International shall receive an additional fee of 3% of gross sales. The Company shall reimburse International all pre-approved production and marketing costs, including travel.

Upon execution of the Engagement Agreement, International shall receive restricted stock grants for one 1.0 million shares of common stock at par. In addition, International is to be given options to acquire 3.0 million shares of common stock at 50% of the marked bid price beginning three months from March 7, 2002 for the first million shares and three months thereafter for the second million shares. The third million shares can be exercised when the Company achieves a positive EBITDA for a three-month consecutive period. All options for International vest immediately and expire on March 7, 2007.

The principal of International, who is also a member of the Investor Group, has an oral placement agent and consulting agreement with the Company, whereby the related party is entitled to payments in cash equal to ten percent (10%) of the gross amount of each installment to be paid to the Company by the Investor Group. The ten percent (10%) fee is payable when each installment is received by the Company. Maximum fees to the related party will be $1.84 million.

There are no assurances that the Subscription Agreement will be fully funded.

12. Selected quarterly financial data (unaudited):

Quarterly results of operations (unaudited) for 2001 and 2000 are summarized as follows (in thousands, except per share data):

	Quarter Ended
2001	3/31	6/30	9/30	12/31	Total
Revenues:
Sales	$372	$385	$696	$35	$1,488
Operating expenses:
Technical and content	1,315	2,526	2,140	230	6,211
Compensation and related benefits	1,130	1,059	500	524	3,213
Marketing and sales	80	31	16	289	416
General and administrative	316	347	580	700	1,943
Interest	169	217	382	59	827
Rent	40	8	51	20	119
Amortization/depreciation	205	210	294	202	911
	3,255	4,398	3,963	2,024	13,640
Interest income and other	2	1	-	36	39
	3,253	4,397	3,963	1,988	13,601
	(2,881)	(4,012)	(3,267)	(1,953)	(12,113)
Settlements and credits	-	1,524	265	61	1,850
Net loss	$(2,881)	$(2,488)	$(3,002)	$(1,892)	$(10,263)
(Loss) per share:
Basic	$(0.14)	$(0.12)	$(0.07)	$(0.04)	$(0.30)
Diluted	$(0.14)	$(0.12)	$(0.07)	$(0.04)	$(0.30)
Market price of common stock:
High	$1.13	$0.37	$0.22	$0.33	$1.13
Low	$1.06	$0.31	$0.14	$0.30	$0.14
Close	$1.09	$0.31	$0.22	$0.30	$0.30

	Quarter Ended
2000	3/31	6/30	9/30	12/31	Total
Operating Expenses:
Technical and content	$ -	$(397)	$(377)	$(1,239)	$(2,013)
Selling, general and administrative	-	(372)	(1,427)	(2,768)	(4,567)
(Loss) from continuing operations	-	(473)	(1,200)	(4,907)	(6,580)
Income from discontinued operations	343	(108)	-	-	235
Net income (loss)	$343	$(581)	$(1,200)	$(4,907)	$(6,345)
Basic income (loss) per share:
Continuing operations	$ -	$(0.05)	$(0.07)	$(0.36)	$(0.48)
Net income (loss)	$0.03	$(0.06)	(0.07)	$(0.36)	$(0.46)
Diluted income (loss) per share:
Continuing operations	$ -	$(0.05)	$(0.07)	$(0.36)	$(0.48)
Net income (loss)	$0.03	$(0.06)	$(0.07)	$(0.36)	$(0.46)
Market price of common stock:
High	$3.31	$11.00	11.00	$5.25	$11.00
Low	$3.30	$8.50	$8.25	$2.00	$2.00
Close	$3.30	$8.50	$8.75	$2.125	$2.125

PART III.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities and Exchange Act of 1934.

Directors and Executive Officers

The following table sets forth specific information regarding our executive officers and directors as of the date of this report.

NAME	AGE	POSITION
Robert M. Beaton Juan F. Casas Michael A. Cutler William C. Davis, III Eli Dreszer Martin Laburu Dominick F. Maggio Charles Molinari Mario Perez	50 64 47 60 41 52 49 35 32	Director Director Director, Chairman Director Director Director Director, President and Chief Executive Officer Director Director

The directors of our company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified.

Biographies of Our Executive Officers And Directors

Robert M. Beaton. Mr. Beaton has served as a member of our board of directors since May 23, 2001. Since 1996, Mr. Beaton has been a principal in AB Investments, LLC, an investment and consulting firm located in Evergreen, Colorado. He earned a B.A. in finance from the University of Alabama.

Juan F. Casas. Mr. Casas has served as a member of our board of directors since April 29, 2002. He is a CPA and has, since 1995, served as Senior Accountant at SEHMA Certified Public Accountants in Miami, Florida. Mr. Casas is a graduate of University of Havana and has earned a Bachelors degree in Business Administration from Florida International University in 1974.

Michael A. Cutler. Mr. Cutler has served as a member of our board of directors since April 25, 2000 and as its Chairman since April 29, 2002. He also served as a director of US Data Authority, Inc., pre-merger, from March 14 - May 1, 2000. For the last ten years, he has been a director of the Personal Communications Industry Association ("PCIA"), acting in various lobbying capacities and involved in PCIA's FCC rule-making efforts. During 1976-1996, Mr. Cutler served as President of Commsite International, Inc., a communications site management and acquisition company. He earned a B.A. in political science from the University of Delaware and his J.D. from the Potomac Law School in Washington, DC.

William C. Davis, III. Mr. Davis has served as a member of our board of directors since April 29, 2002. Since 1970, he has been a sole practitioner whose practice encompasses many diverse areas, including technology consulting, negotiations and patent licensing. Mr. Davis attended college at the United States Air Force Academy in Colorado Springs, Colorado, and the University of Miami, graduating with a BBA (Bachelor of Business Administration), and received his law degree from the University of Miami Law School.

Eli Dreszer. Mr. Dreszer has served as a member of our board of directors since April 29, 2002. He has served as the Managing Partner of iEnvest, LLC, a Florida-based private investment company, since 1999, and an officer and partner of Incelt, S.A., a major Colombian manufacturer and exporter of consumer goods since 1982. Mr. Dreszer is a graduate of Drexel University.

Martin Laburu. Mr. Laburu has served as a member of our board of directros since April 29, 2002. For the last five years, he has been a private consultant, representing communication industry clients on issues relating to telecommunication and data transmission and storage, with engagements in Miami, Costa Rica, Argentina, Puerto Rico and the Dominican Republic. During 1989 - 1996, he served as the Business Developer for the City of Miami under two administrations, working for both the Honorable Stephen P. Clark and Xavier Suarez. He earned his Masters from Florida International University in Industrial Arts and Vocational Training, as well as a Bachelor 's degree in Business Administration.

Dominick F. Maggio. Mr. Maggio has served as a director as well as the President and CEO of the Company since April 29, 2002, and as its Executive Vice President/Chief Operating Officer from June 2000 until April 29, 2002. Prior to joining the Company, during 1997-2000, he was President/CEO of Secure Transaction International Corporation (STIC) and COO of Axxsys International, Inc., both technology companies. Prior to that, during 1982 - 1997, he served as President of the advertising firm Maggio Simpson & Hanes and was a private marketing consultant. He graduated from the University of South Florida in 1974 with a Bachelors degree in Mass Communication.

Charles J. Molinari. Mr. Molinari has served as a member of our board of directors since April 29, 2002. He has served as President of C. Molinari Construction, Inc., a construction company with commercial and residential projects in Vail, Colorado, since 1997. Prior to 1997, Mr. Molinari was an Internal Audit Manager for Morgan Stanley & Co., Inc. for four years. He earned a Bachelors degree in Business Administration in Public Accounting from Pace University.

Mario Perez. Mr. Perez has served as a member of our board of directors since April 29, 2002. Since 1998, he has been is a self-employed business consultant, specializing in finance, real estate and technology development. During 1994 - 1998, Mr. Perez was the Director of Financial Operations of SUR Invest, a firm specializing in the asset management of individuals. Mr. Perez has earned Bachelors degrees in Economics and Business Administration from Universidad Iberosamericana in the Dominican Republic.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of forms 3, 4 and 5, and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2001, the following entities and individuals failed to file on a timely basis the following reports required by Section 16(a) of the Exchange Act: (i) AB Financial Services, LLC, failed to file a Form 3 within 10 days of May 23, 2001, the date which it acquired greater than or equal to 10% of our outstanding stock; (ii) Robert Beaton failed to file Form 3 within 10 days of May 23, 2001, the day he became a director; (iii) Michael A. Cutler failed to file a Form 4 within 10 days of August 2001, the month in which there was a change in his beneficial ownership of securities; (iv) Peter D. Kirschner failed to file a Form 3 within 10 days of October 23, 2001, the day he was elected President and Chief Executive Officer and failed to file a Form 4 within 10 days of November 2001, the month in which there was a change in his beneficial ownership of securities; (v) David P. Lonski failed to file a Form 4 within 45 days of the end of 2000, the year in which he became a director, failed to file a Form 3 within 10 days after January 12, 2001, the day he was elected Chairman of the Board, and failed to file a Form 4 within 10 days of each of January 2001, February 2001, May 2001, and August 2001, each being a month in which there was a change in his beneficial ownership of securities; (vi) Richard J. Lucibella failed to file Form 5 within 45 days of the end of 2000, the year in which there was a change in his beneficial ownership; (vii) Dominick F. Maggio failed to file a Form 5 within 45 days of the end of 2000, the year in which there was a change in his beneficial ownership of securities, and failed to file a Form 4 within 10 days of November 2001, the month in which there was a change in his beneficial ownership of securities; (viii) Raymond J. Markman failed to file a Form 5 within 45 days of the end of 2000, the year in which he became a director and there was a change in his beneficial ownership of securities, and failed to file a Form 4 within 10 days of each of January 2001, March 2001, August 2001 and January 2002, each being a month in which there was a change in his beneficial ownership of securities; (ix) Robert Sepos failed to file a Form 4 within 10 days of January 2002, the month in which there was a change in his beneficial ownership of securities; (x) Joseph E. Shamy failed to file a Form 5 within 45 days of the end of 2000, the year in which he became a director and there was a change in his beneficial ownership of securities, and failed to file a form 4 within 10 days of each of January 2001, February 2001, March 2001, April 2001, May 2001 and August 2001, each being a month in which there was a change in his beneficial ownership of securities; and (xi) Melvyn B. Siegel failed to file a Form 5 within 45 days of the end of 2000, the year in which there was a change in his beneficial ownership of securities, and failed to file a Form 4 within 10 days of each of February 2001 and January 2002, each being a month in which there was a change in his beneficial ownership of securities.

We are currently assisting our directors, officers, and 10% stockholders in taking the steps necessary to comply with the Section 16(a) reporting requirements.

Item 10. Executive Compensation.

Summary Compensation Table

The following table sets forth information relating to the compensation we paid during the past three fiscal years to our Chief Executive Officer and to our four highest paid executive officers who earned more than $100,000 during the fiscal year ended December 31, 2001:

Name	Year	Annual Compensation			Long-Term Compensation			All Other Comp.
		Salary ($)	Bon. ($)	Other Ann. Comp	Awards		Pay outs
					Rest. Stock	Secs. Underly-ing Option/ SARs	LT-IP ($)
Peter D. Kirschner, CEO & President (1)	2001 2000 1999	34,000 0 0	0 0 0	0	0	500,000	0	0
Jack B. Blount, former Chairman, CEO & President (2)	2001 2000 1999	8,654 64,904 0	0 0 0	0 0 0	0 50,000 0	0 0 0	0 0 0	0 0 0
Melvyn Siegel, former Chairman & CEO (3)	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Herbert Hirsch, former President (4)	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

  Mr. Kirschner served as our President and Chief Executive Officer during October 23, 2001-April 29, 2002.

  Mr. Blount served as our Chief Executive Officer and President from September 2000, and as our Chairman of the Board from October 2000, until his resignation on January 12, 2001.

  Mr. Siegel has served as Chairman of the Board and Chief Executive Officer from May 11, 2000 until his resignation in September 2000.

  Mr. Hirsch served as our President (at a time when we had no CEO) from August 1996 until his resignation in conjunction with our merger with US Data Authority, Inc., in April 2000.

Option Grants in Last Fiscal Year

In December 2001, we granted 1,000,000 options to purchase shares of Common Stock to Dominick F. Maggio, then Executive Vice President and COO. Pursuant to the terms of his employment agreement, dated October 23, 2001, after the completion of a 90-day probation period we also granted options to purchase 500,000 shares of Common Stock to Peter D. Kirschner, then our President and Chief Executive Officer. All of these options were exercisable at a per share price of $0.01, within five (5) years from the date of grant. Mr. Kirschner was recently terminated by the Company for cause.

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

Under the Plan we may grant incentive stock options only to our employees, and we may grant non-qualified options or restricted stock to our employees, officers, directors and consultants. The Plan is currently administered by our board of directors.

Subject to the provisions of the Plan, the board of directors will determine who shall receive grants under the Plan and the type and terms of such grants.

As of the date of this report, there are no options outstanding (i.e., granted but unexercised) under the Plan.

Option Exercises and Holdings

Except for Dominick F. Maggio, who exercised all of the 1,000,000 options granted to him in December 2001, and Peter D. Kirschner, who exercised all of the 500,000 options granted to him in January 2002, neither our Chief Executive Officer nor our four highest paid executive officers who earned more than $100,000 during the fiscal year ended December 31, 2001, exercised any options to purchase shares of our common stock during the fiscal year ended December 31, 2001.

Long-Term Incentive Plans Awards in Last Fiscal Year

We did not award any grants under long-term incentive plans during fiscal year ended December 31, 2001 to our Chief Executive Officer or to our four highest paid executive officers who earned more than $100,000 during the fiscal year ended December 31, 2001.

Compensation of Directors

We did not have any compensation plans in effect during the fiscal year ended December 31, 2001.

Employment Contracts

We entered into an employment agreement with Peter D. Kirschner to serve as our President and CEO, dated as of October 23, 2001, for an initial term of three (3) years. The agreement was terminated, on April 29, 2002, by the Company for cause. Mr. Kirschner's agreement provided for an annual base salary in the amount of $180,000 and for options for 500,000 shares of Common Stock, exercisable at the per share price of $0.01.

We also have an employment agreement with our newly-elected President and CEO, Dominick F. Maggio. The agreement, dated March 2, 2000, was executed when Mr. Maggio served as our Chief Operating Officer and Executive Vice-President. It had an initial term of two years, and is subject to automatic renewal in one year increments unless terminated by either party by providing the other party with notice prior to a renewal term. The agreement automatically renewed for one year on March 2, 2002. The agreement provided for compensation in the amount of $125,000 for the first year of the term. Annual compensation was to be adjusted annually thereafter by our board of directors. The agreement provides for an annual incentive bonus during the term in the amount of $50,000 for each $5,000,000 of profit earned by us in the year, and for a signing bonus in the amount of 4.444% of our nondiluted common stock then outstanding, as modified on April 19, 2001. On December 21, 2001, simultaneously with exercising the 1,000,000 options, Mr. Maggio waived his rights to receive the signing bonus. The agreement contains a nondisclosure provision and a two year noncompetition agreement. If terminated by us without cause, the agreement provides for a severance payment to Mr. Maggio in the amount of one month of base salary for each two months of employment with us, with a minimum payment of six months of base salary and a maximum of 12 months of base salary.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table shows the only shareholders whom we know to be the "beneficial owners" of more than five percent of the Common Stock as of May 9, 2002:

Name and Address of Beneficial Owner	Number of Shares of Common Stock*	Percent of Class(1)
Big Sky & Associates, LLC P.O. Box 28909 Las Vegas, NV 89126	5,880,000(2)	5.82%
AB Financial Services, LLC 4869 S. Buffalo Creek Drive Evergreen, CO 80439-7511	11,083,333(3)	10.50%
Centro Inmobiliario RYC, S.L. 4 Alfonso Xii - u 4 Madrid 28014 Spain	210,000,000(4)	69.89%
CEDE & Co. c/o Depository Trust Co. 55 Water Street, 2SL New York, NY 10041	7,024,302	7.13%
Joseph E. Shamy 17616 Candlewood Terrace Boca Raton, FL 33487	22,083,333(5)	21.42%

* Information relating to beneficial ownership of the Common Stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

  The percentages are based on (i) 85,950,582 shares of Common Stock outstanding; and (ii) 1, 250,000 shares of Series A Convertible Preferred Stock outstanding on May 9, 2002. The holders of shares of Series A. Convertible Preferred Stock are entitled 10 votes per share on all matters submitted to a vote of the shareholders. Thus, there are 98,450,582 total outstanding voting shares of the Company.

  Includes (i) 2,500,000 shares of Common Stock which are issuable upon the exercise of a common stock purchase warrant, purchasable at $7.50 per share, expiring on October 25, 2002, and (ii) 3,380,000 shares of Common Stock the voting power with respect to which has been assigned by the holder for three (3) years pursuant to an irrevocable proxy, dated October 25, 2000.

  Includes (i) 4,000,000 shares of Common Stock; and (ii) warrants to purchase 7,083,333 shares of Common Stock at $0.10 per share.

  Centro Inmobiliario RYC, S.L., acted as the co-lead investor of a group that entered into an agreement with us on February 28, 2002, to purchase 10,000,000 shares of Common Stock and 20,000,000 of Series A Convertible Preferred Stock in eighteen (18) traunches over a period of seventeen (17) months. The other members of the group are MAPET International Foundation, Inc., FRONTIER STAR, S.L., INVERFAPE, S.A., and Jesus Guirau, S.L. We assume that the investors will vote together as a group. The number of shares listed includes: (i) 6,250,000 shares of Common Stock purchased by the group; (ii) 3,750,000 shares of Common Stock which may be purchased by the group at any time; and (iii) 20,000,000 shares of Series A Convertible Preferred Stock which may be purchased by the group at any time; the holders of shares of Series A Convertible Preferred Stock are entitled to 10 votes per share of preferred stock held on all matters submitted to a vote of the shareholders. Each share of the Series A Convertible Preferred Stock automatically converts into one share of Common Stock on April 29, 2005.

  Includes (i) 4,950,000 shares of Common Stock, (ii) 3,500,000 shares of Common Stock issuable upon conversion of provisions of various notes in the aggregate principal amount of $700,000 held by him; (iii) 1,300,000 shares of Common Stock issuable upon the exercise of 1,300,000 warrants at $.36 per share; (iv) 2,333,333 shares of Common Stock issuable upon the exercise of 2,333,333 warrants at $.10 per share; and (v) 1,000,000 shares of Series A Convertible Preferred Stock; the holders of shares of Series A Convertible Preferred Stock are entitled to 10 votes per share of preferred stock held on all matters submitted to a vote of the shareholders. Each share of Series A Convertible Preferred Stock automatically converts into one share of Common Stock on February 15, 2004.

The following chart shows the number of shares of Common Stock that each of our executive officers and directors beneficially owns, and the total Common Stock that such persons own as a group:

Name of Director/Executive Officer	Number of Shares of Common Stock*	Percent of Class(1)
Dominick F. Maggio, President and CEO, Director	1,255,000(2)	1.27%
Michael A. Cutler, Director, Chairman	925,000(3)	0.94%
Robert M. Beaton, Director	11,083,333(4)	10.50%
Juan F. Casas, Director	0	0.0%
William C. Davis, III, Director	0	0.0%
Eli Dreszer, Director	0	0.0%
Martin Laburu, Director	500,000	0.51%
Charles Molinari, Director	6,075,000(5)	6.17%
Mario Perez	0	0.0%
All directors and named executive officers as a group (9 persons)	19,838,333	18.76%

* Information relating to beneficial ownership of common stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Exchange Act. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

  The percentages are based on (i) 85,950,582 shares of Common Stock outstanding; and (ii) 1, 250,000 shares of Series A Convertible Preferred Stock outstanding on May 9, 2002. The holders of shares of Series A. Convertible Preferred Stock are entitled 10 votes per share on all matters submitted to a vote of the shareholders. Thus, there are 98,450,582 total outstanding voting shares of the Company.

  Includes (i) 700,000 shares of Common Stock owned by Louis J. Maggio, Mr. Maggio's brother; (ii) 110,000 shares of Common Stock owned by I. David Maggio, Mr. Maggio's son; and (iii) 125,000 shares of Common Stock owned by Mary T. Maggio, Mr. Maggio's ex-wife.

  Includes (i) 135,000 shares of common Stock held by Data Investment, LLC, of which Mr. Cutler is the Manager; and (ii) 180,000 shares of Common Stock issuable upon the exercise of 180,000 warrants at $.36 per share.

  Mr. Beaton is a principal in AB Investments, LLC, holder of (i) 4,000,000 shares of Common Stock; and (ii) warrants to purchase 7,083,333 shares of Common Stock at $0.10 per share.

  Includes 5,500,000 shares of Common Stock held in the name of Viking Ventures, LLC, an entity of which Mr. Molinari is the manager and a 50% member.

Item 12. Certain Relationships and Related Transactions.

We have entered into a series of loan arrangements with certain of directors and shareholders since October 2000. Specifically, we have borrowed:

  $250,000 from each of Melvyn B. Siegel, a former director of the Company, Richard J. Lucibella, a former director, Joseph E. Shamy, a former director, and Harvey Birdman, a shareholder, through the issuance of a 12% one-year convertible note to each. Each note is convertible into shares of Common Stock at the rate of the lesser of $1.00 per share or the per share sales price in any private placement taking place before the holder's exercise of the conversion privilege;

  an additional $50,000 from Melvyn B. Siegel, a former director, through the issuance of a one-year 12% convertible note on January 5, 2001 (the "Siegel 50K Note"). The note is convertible into shares of Common Stock at the rate of $1.25 per share (if converted within 30 days), $.75 per share (if converted within 60 days), $.40 per share (if converted within 90 days) and $.20 per share (if converted after 90 days).

  $200,000 from Raymond J. Markman, a former director, through the issuance of three 12% one-year convertible notes, for $100,000 on January 5, 2001, $100,000 on January 19, 2001, and $50,000 on March 12, 2001. Each note is convertible in on the same terms and conditions as the Siegel 50K Note.

In October and November 2001, we entered into loan modification arrangements with Messrs. Birdman, Siegel and Markman relating to their respective loans to us. Messrs. Birdman and Siegel each agreed to extend for one year the terms of their original $250,000 loans, to October 25, 2002, to forgive accrued interest from October 25, 2000, to October 25, 2001, and to waive interest for the period of October 25, 2001 to October 25, 2002, each in exchange for 925,000 shares of our Common Stock, with Mr. Siegel also agreeing to extend the maturity of and waive interest payments with respect to the Siegel 50K Note, to January 5, 2003. Under the terms of our arrangement with Mr. Markman, he has agreed to extend or fix (as the case may be) the maturity dates of his notes for or at one year from the immediate past or next maturity date and receive, in lieu of interest accrued during the first year and interest to be accrued during the second year, 740,000 shares of Common Stock. Under the arrangements, if any note is not prepaid by us earlier than six months prior to its new maturity date, the holder may elect, at any time, to convert the outstanding principal into shares of our Common Stock at $.20 per share. During December 2001, Messrs. Lucibella and Shamy have each orally agreed to waive any events of default with respect to such notes pending conclusion of further discussions with us. In March 2002, Mr. Lucibella converted his $250,000 note into 5,000,000 shares of the Common Stock.

We also borrowed:

  An additional $650,000 from Joseph E. Shamy, a former director, through the issuance of three 12% one-year convertible notes, for $50,000 on January 5, 2001, $100,000 on January 19, 2001 and $100,000 on January 25, 2001, and three 10% one-year convertible notes, for $200,000 on February 15, 2001, $50,000 on March 19, 2001 and $200,000 on April 11, 2001. Each of the notes, except the note issued on February 15, 2001 (the "Preferred Convertible Note"), is convertible into shares of our Common Stock on the same terms and conditions as the Siegel 50K Note. The Preferred Convertible Note was convertible into shares of our Series A. Preferred Stock at the rate of $.20 per share. On March 8, 2001, Mr. Shamy converted the principal and accrued interest of the Preferred Convertible Note into 1,000,000 shares of our Series A Preferred Stock. During December 2001, Mr. Shamy has orally agreed to waive all events of default under the five outstanding notes pending conclusion of further discussions with us.

  $100,000 from David P. Lonski, a former director, through the issuance of one 12% one-year convertible note for $50,000 on January 25, 2001, and one 10% one-year convertible note for $50,000 on February 15, 2001. The January 25, 2001, note is convertible into shares of our Common Stock on the same terms and conditions as the Siegel 50K Note. The February 15, 2001, note was convertible into shares of our Series A Preferred Stock at the rate of $.20 per share. On March 8, 2001, Mr. Lonski converted the principal and accrued interest of this note into 250,000 shares of our Series A Preferred Stock. During December 2001, Mr. Lonski has orally agreed to waive all events of default under the one outstanding note pending conclusion of further discussions with us.

Also, on October 24, 2000, we entered into an agreement with our now former chief technical employee, Adam Reiser, whereby we agreed to pay him $225,000 in annual compensation through December 31, 2002. Additionally, during the year 2000, Mr. Reiser received an advance from us of approximately $194,200, agreeing to place 50,000 shares of our Common Stock that he owned in escrow as collateral for the advance. Mr. Reiser reduced the amount owed to us under the advance by approximately $64,600 in payments through February 2, 2001. On such date he turned over to us the 50,000 shares of Common Stock in full satisfaction of the advance, including accrued interest, and waived all rights to receive any additional payments from us.

Item 13. Exhibits, Lists and Reports on Form 8-K.
Exhibit Number	Description
3(i)(a)

Articles of Incorporation of the Registrant (incorporated by reference to exhibit 3(i) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the Securities and Exchange Commission on April 20, 2001).

3(i)(b)

Articles of Amendment to the Articles of Incorporation (incorporated by reference to exhibit 3(i) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the Securities and Exchange Commission on April 20, 2001).

3(ii)

Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3(i) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the Securities and Exchange Commission on April 20, 2001).

4(i)(a)(1)	Securities Purchase Agreement, dated April 5, 2001, by and among Registrant and La Jolla Cove Investors, Inc.
4(i)(a)(2)	9 3/4% Convertible Debenture, dated April 5, 2001, issued to La Jolla Cove Investors, Inc.
4(i)(a)(3)	Conversion Warrants, dated April 5, 2001, issued to La Jolla Cove Investors, Inc.
4(i)(a)(4)	Warrant to Purchase Common Stock, dated February 6, 2001, issued to La Jolla Cove Investors, Inc.
4(i)(a)(5)	Addendum to Warrant to Purchase Common Stock, dated January 25, 2000, by and among Registrant and issued to La Jolla Cove Investors, Inc.
4(i)(a)(6)	Registration Rights Agreement, dated April 5, 2001, by and among Registrant and La Jolla Cove Investors, Inc.
4(i)(a)(7)	Letter Agreement dated March 20, 2002, executed by Registrant.
4(i)(b)(1)

Securities Purchase Agreement, dated May 23, 2001, by and among Registrant and AB Financial Services, LLC (incorporated by reference to exhibit 99.1 of the Form 13D (File No. 5-58775) filed with the Securities and Exchange Commission on June 5, 2001).

4(i)(b)(2)

Securities Purchase Agreement, dated May 23, 2001, by and among AB Financial Services, LLC and Joseph and Greta Shamy (incorporated by reference to exhibit 99.2 of the Form 13D (File No. 5-58775) filed with the Securities and Exchange Commission on June 5, 2001).

4(i)(b)(3)

Registration Rights Agreement, dated May 23, 2001, by and among Registrant and AB Financial Services, LLC (incorporated by reference to exhibit 99.3 of the Form 13D (File No. 5-58775) filed with the Securities and Exchange Commission on June 5, 2001).

4(i)(b)(4)	Agreement effective February 19, 2002, by and among, Registrant and AB Financial Services, LLC, and Robert Beaton.
4(i)(c)(1)	Stock Purchase Agreement, dated March 19, 2001, by and among Registrant and IDT Fund, Ltd.
4(i)(c)(2)	Investor Questionnaire and Subscription Agreement, dated March 19, 2001, by and among Registrant and IDT Fund, Ltd. and IDT Fund 13.
4(i)(c)(3)	Release Agreement, dated December 14, 2001, by and among Registrant and IDT Group, Inc.
4(i)(d)	Securities Purchase Agreement, dated July 10, 2001, by and among AB Financial Services, LLC and WealthHarbor Capital Group, LLC.
4(i)(e)	Investor Questionnaire and Subscription Agreement, dated July 3, 2001, by and among Registrant and Dr. Malcolm R. Currie.
4(i)(f)

Investor Questionnaire and Subscription Agreement, dated February 28, 2002, by and among Registrant and the Investors (incorporated by reference to exhibit 1 of the Registrant's Form 8-K (File No. 0-28251) filed with the Securities and Exchange Commission on May 13, 2002).

4(i)(g)

Addendum No. 1 to Investor Questionnaire and Subscription Agreement, dated April 17, 2002, by and among Registrant and the Investors (incorporated by reference to exhibit 2 of the Registrant's Form 8-K (File No. 0-28251) filed with the Securities and Exchange Commission on May 13, 2002).

4(i)(h)

Engagement Agreement dated March 7, 2002, by and between Registrant and US DATA International Development, Inc. (incorporated by reference to exhibit 3 of the Registrant's Form 8-K (File No. 0-28251) filed with the Securities and Exchange Commission on May 13, 2002).

10(i)(A)(1)	Promissory Note, dated October 25, 2001, issued to Melvyn B. Siegel.
10(i)(A)(2)	Promissory Note, dated October 25, 2001, issued to Richard Lucibella.
10(i)(A)(3)	Promissory Note, dated October 25, 2001, issued to Joseph E. Shamy.
10(i)(A)(4)	Promissory Note, dated October 25, 2001, issued to Harvey Birdman.
10(i)(A)(5)	Promissory Note, dated January 5, 2001, issued to Melvyn B. Siegel.
10(i)(A)(6)	Note Conversion Resolution, dated November 15, 2001, by Melvyn B. Siegel.
10(i)(A)(7)	Note Conversion Resolution, dated November 15, 2001, by Harvey Birdman.
10(i)(A)(8)	Promissory Note, dated January 5, 2001, issued to Raymond J. Markman.
10(i)(A)(9)	Promissory Note, dated January 19, 2001, issued to Raymond J. Markman.
10(i)(A)(10)	Promissory Note, dated March 22, 2001, issued to Raymond J. Markman.
10(i)(A)(11)	Note Conversion Resolution, dated November 15, 2001, by Raymond Markman.
10(i)(A)(12)	Promissory Note, dated January 5, 2001, issued to Joseph E. Shamy.
10(i)(A)(13)	Promissory Note, dated January 19, 2001, issued to Joseph E. Shamy.
10(i)(A)(14)	Promissory Note, dated January 25, 2001, issued to Joseph E. Shamy.
10(i)(A)(15)	Promissory Note, dated February 15, 2001, issued to Joseph E. Shamy.
10(i)(A)(16)	Promissory Note, dated March 19, 2001, issued to Joseph E. Shamy.
10(i)(A)(17)	Promissory Note, dated February 15, 2001, issued to David Lonski.
10(i)(B)(1)

Contract Service Arrangement, dated October 3, 2000, by and between Registrant and BellSouth Telecommunications, Inc. ("BellSouth"), as amended by that certain Addendum Agreement dated June 5, 2001, by and between Registrant and BellSouth.

10(i)(B)(2)

Cable & Wireless USA ixDirect Connect Agreement, dated July 19, 1999, by and between Registrant and Cable & Wireless USA, Inc. ("Cable & Wireless"), as amended by that certain Addendum to Customer Agreement for Wholesale and Virtual ISP Integrated Solutions Dial-Up Internet Access Services, dated February 25, 2000, by and between Registrant and Cable & Wireless.

23.1	Consent of Hixon, Marin, Powell & DeSanctis, P.A.

Reports on Form 8-K filed by the Registrant during and since the last quarter of 2001.

On October 24, 2001, the Company filed a Report on Form 8-K disclosing the appointment of Peter D. Kirschner as President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this amended report to be signed on behalf of the undersigned, thereunto duly authorized.

US DATA AUTHORITY, INC. (Registrant) BY: /S/ Dominick F. Maggio Dominick F. Maggio, Director, Chief Executive Officer and President

Date: May 15, 2002

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Michael A. Cutler Michael A. Cutler	Director & Chairman	May 15, 2002
/S/ Robert A. Beaton Robert A. Beaton	Director	May 15, 2002
/S/ Juan F. Casas Juan F. Casas	Director	May 15, 2002
/S/ William C. Davis, III William C. Davis, III	Director	May 15, 2002
/S/ Eli Dreszer Eli Dreszer	Director	May 15, 2002
/S/ Martin Laburu Martin Laburu	Director	May 15, 2002
/S/ Charles J. Molinari Charles J. Molinari	Director	May 15, 2002
/S/ Mario Perez Mario Perez	Director	May 15, 2002