Form 10QSB
period 2002-03-31
US DATA AUTHORITY INC
filed 2002-05-17
CIK 1022962

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
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

Common stock, par value $.02 per share, 85,950,582 shares issued and outstanding as of May 9, 2002.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

US Data Authority, Inc.
(A Development Stage Company)
Balance Sheets - March 31, 2002 and December 31, 2001
Assets
	March 31, 2001	December 31, 2000
Current assets: Cash and equivalents	$ 20,800	$ 49,600
Accounts receivable	1,600	15,900
Other current assets	5,100	22,400
Total current assets	27,500	87,900
Equipment under capitalized leases	2,439,700	2,539,700
Leaseholds, furniture, fixtures and equipment	1,198,300	1,255,900
Other assets, principally security deposits	70,600	77,000
Total Assets	3,736,100	3,960,500
Liabilities and Shareholders' Deficit
Current liabilities: Current portion of capitalized lease obligations	3,625,300	3,625,300
Payroll taxes, including penalties and interest in arrears	827,200	713,900
Accounts payable	2,012,400	1,909,800
Accounts payable under dispute	3,433,100	3,433,100
Accrued liabilities	2,115,500	1,658,800
Convertible notes/advances payable, shareholders and other	1,850,000	2,050,000
Due to related party	25,300	25,300
Total current liabilities	13,888,800	13,416,200

Shareholders' deficit:
Preferred stock, Series A, $1.00 par; authorized 30,000,000 shares; issued 1,250,000 shares
Common stock, $.02 par, authorized 100,000,000 shares; issued and outstanding 75,305,675 shares in 2002 and 59,484,849 at December 31, 2001

	1,250,000 1,506,100	1,250,000 1,189,700
Capital in excess of par	7,025,400	6,002,900
Deficit	(930,200)	(930,200)
Accumulated deficit during the development stage	(18,893,500)	(16,842,600)
	(10,042,200)	(9,330,200)
Escrow performance shares	(110,500)	(125,000)
	(10,152,700)	(9,455,700)
	$3,736,100	$3,960,500

US Data Authority, Inc.
(a development stage company)
Statements of Operations
Three months ended March 31, 2002 and 2001 and Cumulative Amounts from Inception of Development Stage (May 1, 2000) to March 31, 2002
(Unaudited)
	Three Months Ended March 31,		Cumulative Amounts From Inception
	2002	2001
Revenues:
Sales, net of allowances	$58,700	$371,500	$1,639,800
Equipment	12,800	_______-	43,500
	71,500	371,500	1,683,300
Operating expenses:
Technology and content	564,300	1,316,300	8,912,900
Compensation and related benefits	566,000	1,130,300	6,352,500
Marketing and sales	132,100	79,500	1,315,500
General and administrative	408,900	315,500	3,182,200
Interest	205,600	168,500	1,162,900
Rent	38,600	39,700	220,600
Amortization and depreciation	213,000	205,100	1,351,000
	2,128,500	3,254,900	22,497,600
Less interest income and other	6,100	2,200	71,000
	2,122,400	3,252,700	22,426,600
Loss before other additions	(2,050,900)	(2,881,200)	(20,743,300)
Other additions, vendor settlements and credits	_______-	_______-	1,849,800
Net loss	$(2,050,900)	$(2,881,200)	$(18,893,500)
Loss per share of common stock:
Basic and diluted	$(0.03)	$(0.14)	$(0.28)
Weighted average common shares outstanding	71,486,159	20,011,299	66,432,036

US DATA AUTHORITY, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF SHAREHOLDER'S DEFICIT
THREE MONTHS ENDED MARCH 31, 2002 AND CUMULATIVE AMOUNTS FROM INCEPTION OF DEVELOPMENT STATE (MAY 1, 2000) TO MARCH 31, 2002
(UNAUDITED)
Total	Preferred Stock Shares	Amount	Common Stock Shares
Balance, beginning, January 1, 2002	$(9,455,700)	1,250,000	$1,250,000	58,484,849
Add (deduct):
Proceeds from sales of common stock	545,500	5,262,915
Issuance of common stock for:
Shareholders interest	172,400	2,590,000
Shareholder loan	250,000	5,000,000
Payroll	103,700	1,250,000
Marketing, sales and commissions	214,400	1,400,000
Professional services	16,000	66,683
Accounts payable and other	36,900	251,228
Utilization of escrow performance shares	15,000
Net loss	(2,050,900)	__________	__________	__________
Balance ending, March 31, 2002	$(10,152,700)	1,250,000	$1,250,000	75,305,675
Amount	Capital in excess of par	Deficit	Accumulated Deficit During Development Stage	Escrow Performance Shares
Balance, beginning, January 1, 2002	$1,189,700	$6,002,900	$(930,200)	$(16,842,600)	$(125,500)
Add (deduct):
Proceeds from sales of common stock	105,300	440,200
Issuance of common stock for:
Shareholders interest	51,800	120,600
Shareholder loan	100,000	150,000
Payroll	25,000	78,700
Marketing, sales and commissions	28,000	186,400
Professional services	1,300	14,700
Accounts payable and other	5,000	31,900
Utilization of escrow performance shares	15,000
Net loss	_________	_________	_________	(2,050,900)	_________
Balance ending, March 31, 2002	$1,506,100	$7,025,400	$(930,200)	$(18,893,500)	$(110,500)

US Data Authority, Inc.
(A Development Stage Company)
Statements of Cash Flows
Three months ended March 31, 2002 and 2001 and Cumulative Amounts from Inception of Development Stage (May 1, 2000) to March 31, 2002
(Unaudited)
	March 31,
	2002	2001	Cumulative Amounts From Inception
Cash flows from operating activities: Sources of cash: Revenues Interest Refund of income taxes	$127,800 6,100 -	$346,900 2,200 -	$1,383,900 31,900 16,300
	133,900	349,100	1,432,100
Uses of cash: Technology and content Compensation and related benefits Marketing, selling, general and administrative Interest Rent Cash used in discontinued operations, net	55,100 399,100 285,800 1,600 19,700	(61,100) 923,200 326,604 - 39,700	1,504,100 5,433,300 2,439,600 91,600 191,700
	761,300	1,228,400	9,660,300
Cash (used-in) operating activities	(627,400)	(879,300)	(8,228,200)
Cash flows from investing activities: Sources of cash: Officer and employees loan repayments Customer security deposits	- 6,400	- -	64,600 80,400
	6,400	-	145,000
Uses of cash: Advances to officers and employees Purchases of leaseholds, furniture, fixtures and equipment, less amount financed Payments to related party Rent, utility and other security deposits	- 55,400 - -	- 15,600 22,400 -	271,200 1,415,900 25,300 77,000
	55,400	38,000	1,789,400
Cash (used-in) investing activities	(49,000)	(38,000)	(1,644,400)
Cash flows from financing activities: Sources of cash: Proceeds from: Sales of common stock and warrant Shareholders loans and other Commercial loan	545,500 102,100 - 647,600	285,000 800,000 - 1,085,000	7,405,800 2,402,100 500,000 10,307,900
Uses of cash: Payment of capitalized lease obligation and short term debt	-	140,600	414,500
Cash provided by financing activities	647,600	944,400	9,893,400
Increase (decrease) in cash and equivalents	(28,800)	27,100	20,800
Cash and equivalents, beginning	49,600	61,800	-
Cash and equivalents, ending	$20,800	$88,900	$20,800

US Data Authority, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)
Three months ended March 31, 2002 and 2001 and Cumulative Amounts from Inception of Development Stage (May 1, 2000) to March 31, 2002
(Unaudited)
	March 31, 2002	March 31, 2001	Cumulative Amounts From Inception To-Date
Reconciliation of net (loss) to cash (used-in) operating activities:
Net (Loss)	$(2,050,900)	$(2,881,200)	$(18,658,600)
Adjustments to reconcile net (loss) to cash (used-in) operating activities:
Amortization and depreciation	213,000	205,100	1,351,000
Discontinued operations, net	-	-	(234,900)
Loss on abandoned equipment	-	-	30,900
Allowance for doubtful collections	-	-	200
Other operating activities, principally fees	356,600	-	823,400
Changes in assets and liabilities:
Accounts receivable	14,300	(63,500)	10,300
Advances of officers and employees	-	-	76,400
Other current assets	17,300	1,500	17,300
Accounts payable	132,000	1,121,200	5,385,000
Accrued liabilities	690,300	737,600	2,970,800
Total adjustments	1,423,500	2,001,900	10,480,400
Cash (used-in) operating activities	$(627,400)	$(879,400)	$(8,228,200)
Schedule of non-cash investing and financing activities:
Non-cash investing activity:
Purchase of leaseholds, furniture, fixtures, equipment and capitalized leases			$4,811,200
Less amounts paid			1,360,500
			$3,450,700
Non-cash financing activities:
Issuance of common stock on purchases of USDA			$209,600
Common stock issued for services and escrow performance shares	$356,600		$823,400
Issuance of preferred stock for shareholder loans			$1,250,000

US Data Authority, Inc.
(a development stage company)
Notes to Financial Statements
(Unaudited)
March 31, 2002

Note 1. - Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

Implementation of this plan with the purpose of exiting the development stage sometime towards the end of 2002 will require additional capital in the range of $6.5 million to $8.5 million. As described below, under the very recent agreement we reached with the Centro Group (as hereinafter defined), we should receive a capital infusion sufficient for our purposes. There is, however, no complete assurance that we will receive all of the intended proceeds of the investment described in the agreement with the Centro Group. Moreover, there is no assurance that the new business plan will be successful and, in general, that our efforts to become profitable on a consistent basis will yield the desired results.

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

Results of Operations

For the three-month period ended March 31, 2002, we reported a net loss of $2,050,900 ($0.03 per share) compared to a net loss of $2,881,200 ($.14 per share) for the three-month period ended March 31, 2001.

A comparison between the relevant periods shows that management's efforts to reduce expenses in the fourth quarter of 2001 and first quarter of 2002 did yield some results. For example, two of the three major categories of expenses, technology and content, compensation and general and administrative, declined between 43% (compensation, from $1,130,300 to $566,000) and 51% (technology and content, from $1,316,300 to $564,300). Contributing to the net loss for the three-month period ended March 31, 2002 was the precipitous decline in revenue, from $371,500 in the first quarter 2001 to $71,500 in the current period. As described above, revenue in the current period continued to suffer the impact of the dramatic reduction in customers caused by the disconnecting of our AT&T-based network in August 2001. At the same time, we have not yet begun to realize any significant revenue from the data storage business.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities.

(a) None

    None.
    The following sales of securities without registration took place during the first quarter of 2002:
(1)	January 2002.
	(a)	Securities sold:
(i) Date: Various, during October, November and December 2001.
(ii) Title of Securities: Common Stock
(iii) Amount: 2,256,665 shares.
	(b)	Underwriters and other purchasers:
The purchasers were:

Donald Weidenfeld, August Falbo, Christopher Gisonna, Marc Kreamer, Louis Mansueti, David Rappa, Edward Riley, Jeannette Rita, Robert Sepos, Weidenfeld Ltd., Barry Weisman, Clifford Lavery, Gene & Gayle Rita and Charles J. Molinari.

	(c)	Consideration:
The aggregate offering price was $160,500.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Regulation D thereunder as a sale not involving any general solicitation either to the accredited investors or to purchasers that are not accredited investors (not exceeding 35 in number) in compliance with such Regulation D, including the requirement in Rule 502(b)(ii).

	(e)	Use of Proceeds. The proceeds were used for general corporate purposes.
(2)	January 2002.
	(a)	Securities sold:
(i) Date: January 17, 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 2,590,000 shares.
	(b)	Underwriters and other purchasers:
The purchasers were:
Melvyn B. Siegel, Harvey Birdman, Bonita Hirsch, Raymond J. Markman and Vacation Investment, LLC
	(c)	Consideration:

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

(3)	February 2002.
	(a)	Securities sold:
(i) Date: February 5, 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 2,916,667 shares.
	(b)	Underwriters and other purchasers:
The purchaser was:
M. Mario Perez
	(c)	Consideration:
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

(4)	February 2002
	(a)	Securities sold:
(i) Date: February 6, 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 500,000 shares
	(b)	Underwriters and other purchasers:
The purchaser was:
Peter D. Kirschner.
	(c)	Consideration:
The shares were issued to the purchaser upon the exercise of an option for the exercise price of $5,000.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. Mr. Kirschner was the President and CEO of the Company.

(5)	February - March, 2002.
	(a)	Securities sold:
(i) Date: February 5, 2002 and March 14, 2002
(ii) Title of Securities: Common Stock
(iii) Amount: 500,000 shares.
	(b)	Underwriters and other purchasers:
The purchaser was:
Inverfape, S. A.
	(c)	Consideration:
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

(6)	February and April 2002.
	(a)	Securities sold:
(i) Date: February 6, April 15, 16, 25 and 30, 2002
(ii) Title of Securities: Common Stock
(iii) Amount: 1,466,660 shares.
	(b)	Underwriters and other purchasers:
The purchasers were:
Robert Cohen, Daniel Shamy, L. R. Gallo, James Damato and Charles Carello.
	(c)	Consideration:
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

(7)	March 2002.
	(a)	Securities sold:
(i) Date: Various dates in March 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 1,525,000 shares
	(b)	Underwriters and other purchasers:
The purchasers were:
Eugene W. Rita, George DeClaire, Roy Scherrer, Michael Cutler, Martin Laburu, Robert Sepos, Stephanie Colzie and Keith Desouza.
	(c)	Consideration:
Waiver of rights to receive wages in the aggregate amount of $114,375.
(d)

Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act as a transaction not involving a public offering consisting of a sale to a director, officer and employees of the issuer familiar with the business and affairs of the issuer and, in some cases, experienced in financial or business matters generally.

(8)	February - March 2002.
	(a)	Securities sold:
(i) Date: February 6 and April 25, 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 66,683 shares.
	(b)	Underwriters and other purchasers:
The purchaser was:
Norman Malinski, Esquire.
	(c)	Consideration:
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

(9)	March 2002.
	(a)	Securities sold:
(i) Date: March 22, 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 5,000,000 shares
	(b)	Underwriters and other purchasers:
The purchaser was:
Richard J. Lucibella.
	(c)	Consideration:
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

(10)	March 2002.
	(a)	Securities sold:
(i) Date: March 25, 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 156,250 shares
	(b)	Underwriters and other purchasers:
The purchaser was:
Thomas Custer.
	(c)	Consideration:
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

(11)	March 2002.
	(a)	Securities sold:
(i) Date: March 25, 2002.
(ii) Title of Securities: Common Stock
(iii) Amount: 176,228 shares.
	(b)	Underwriters and other purchasers:
The purchaser was:
Craig Sherar, Trustee
	(c)	Consideration:
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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

A. Exhibits:

None

B. Reports on Form 8-K

Registrant filed no reports on Form 8-K during the quarter ended March 31, 2002. However, a report on Form 8-K was filed on May 13, 2002. The report on Form 8-K described a change in control of the Company due to an investment, a material marketing agreement, dated March 7, 2002, the election of a newly constituted board of directors and of Dominick F. Maggio as the Company's President and CEO, and an agreement, on February 19, 2002, whereby 20,000,000 of the warrants held by ABFS were cancelled.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US DATA AUTHORITY, INC.
US DATA AUTHORITY, INC. (Registrant) BY: /S/ Dominick F. Maggio Dominick F. Maggio, Director, Chief Executive Officer and President

Date: May 16, 2002