Form 10QSB
period 2002-06-30
US DATA AUTHORITY INC
filed 2002-08-20
CIK 1022962

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                         Commission File No. 000-28251

                             US Data Authority, Inc.
        (Exact name of small business issuer as specified in its charter)

        Florida                                          65-0693150
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

                                 Yes |X| No |_|

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

      Common stock, par value $.02 per share, 90,467,157 shares issued and outstanding as of August 19, 2002.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                             US Data Authority, Inc.
                          (A Development Stage Company)
              Balance Sheets - June 30, 2002 and December 31, 2001

                                                 ASSETS
                                                                       June 30,          December 31,
                                                                         2002                2001
                                                                         ----                ----
                                                                      (UNAUDITED)          (AUDITED)
Current assets:
  Cash and equivalents                                               $     24,900        $     49,600
  Accounts receivable                                                       7,600              15,900
  Other current assets                                                     27,600              22,400
                                                                     ------------        ------------
                    Total current assets                                   60,100              87,900

Equipment under capitalized leases                                      2,260,000           2,539,700
Leaseholds, furniture, fixtures and equipment                           1,172,900           1,255,900
Other assets, principally security deposits                                70,600              77,000
                                                                     ------------        ------------

  Total Assets                                                       $  3,563,600        $  3,960,500
                                                                     ============        ============

                                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Current portion of capitalized lease obligations, in default       $  3,625,300        $  3,625,300
  Payroll taxes, including penalties and interest, in arrears             933,700             713,900
  Accounts payable                                                      2,105,600           1,909,800
  Accounts payable under dispute                                        3,433,100           3,433,100
  Accrued liabilities                                                   2,145,600           1,658,800
  Convertible notes/advances payable, shareholders and other            1,790,000           2,050,000
  Due to related party                                                     25,300              25,300
                                                                     ------------        ------------

                    Total current liabilities                          14,058,600          13,416,200
                                                                     ------------        ------------

Shareholders' deficit:
  Preferred stock, Series A, $1.00 par; authorized 30,000,000
  shares; issued 1,250,000 shares                                       1,250,000           1,250,000

  Common stock, $.02 par, authorized 100,000,000
  share; issued and outstanding 87,292,157 shares
  in 2002 and 59,484,849 at December 31, 2001                           1,745,800           1,189,700

  Capital in excess of par                                              9,161,900           6,002,900
  Deficit                                                                (930,200)           (930,200)
  Accumulated deficit during the development stage                    (21,627,000)        (16,842,600)
                                                                     ------------        ------------
                                                                      (10,399,500)         (9,330,200)
  Escrow performance shares                                               (95,500)           (125,500)
                                                                     ------------        ------------
                                                                      (10,495,000)         (9,455,700)
                                                                     ------------        ------------
Total Liabilities and Shareholders' Deficit                          $  3,563,600        $  3,960,500
                                                                     ============        ============

                             US Data Authority, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
     THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND CUMULATIVE AMOUNTS FROM INCEPTION OF DEVELOPMENT STAGE (MAY 1, 2000) TO JUNE 30, 2002
                                   (UNAUDITED)


                                              Three Months Ended                  Six Months Ended               Cumulative
                                                   June 30,                            June 30,                   Amounts
                                        ------------------------------      ------------------------------          From
                                            2002              2001              2002              2001           Inception
                                        ------------      ------------      ------------      ------------      ------------
Revenues:
  Sales, net of allowances              $     86,600      $    369,600      $    145,300      $    586,900      $  1,726,400
  Equipment                                       --            15,700            12,800            15,700            43,500
                                        ------------      ------------      ------------      ------------      ------------
                                              86,600           385,300           158,100           602,600         1,769,900
                                        ------------      ------------      ------------      ------------      ------------

Operating expenses:
  Technology and content                     178,700         2,525,400           743,000         3,687,500         9,091,600
  Compensation and related benefits          184,100         1,059,100           750,100         2,189,400         6,536,600
  Marketing and sales                        612,300            30,500           744,400           110,000         1,927,800
  General and administrative               1,406,000           347,400         1,814,900           662,900         4,588,200
  Interest                                   210,900           216,700           416,500           385,200         1,373,800
  Rent                                        26,000             8,300            64,600            48,000           246,600
  Amortization and depreciation              205,900           209,500           418,900           414,600         1,556,900
                                        ------------      ------------      ------------      ------------      ------------
                                           2,823,900         4,396,900         4,952,400         7,497,600        25,321,500
  Less interest income and other               3,800               400             9,900             2,600            74,800
                                        ------------      ------------      ------------      ------------      ------------
                                           2,820,100         4,396,500         4,942,500         7,495,000        25,246,700
                                        ------------      ------------      ------------      ------------      ------------
Loss before other additions               (2,733,500)       (4,011,200)       (4,784,400)       (6,892,400)      (23,476,800)
Other additions, vendor settlements
  and credits                                     --         1,523,500                --         1,523,500         1,849,800
                                        ------------      ------------      ------------      ------------      ------------

Net loss                                $ (2,733,500)     $ (2,487,700)     $ (4,784,400)     $ (5,368,900)     $(21,627,000)
                                        ============      ============      ============      ============      ============
Loss per share of common stock:

  Basic and diluted                     $      (0.03)     $      (0.12)     $      (0.06)     $      (0.27)     $      (0.62)
                                        ============      ============      ============      ============      ============
Weighted average common shares
  outstanding                             86,065,937        21,062,914        77,728,300        20,016,703        34,894,588
                                        ============      ============      ============      ============      ============

                             US Data Authority, Inc.
                          (A Development Stage Company)
                       STATEMENT OF SHAREHOLDERS' DEFICIT
      SIX MONTHS ENDED JUNE 30, 2002 AND CUMULATIVE AMOUNTS FROM INCEPTION
               OF DEVELOPMENT STAGE (MAY 1, 2000) TO JUNE 30, 2002
                                   (UNAUDITED)

                                                                  Preferred Stock                      Common Stock
                                                  Total                Shares            Amount           Shares           Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance, beginning, January 1, 2002           $ (9,455,700)          1,250,000       $  1,250,000       59,484,849       $1,189,700

Add (deduct):
  Sales of common stock                          2,373,600                                              14,096,247          281,900

  Issuance of common stock for:
    Shareholders interest                          172,400                                               2,590,000           51,800

    Shareholder loan                               301,000                                               5,389,817          107,800

    Payroll                                        109,900                                               1,370,000           27,400

    Marketing, sales and commissions               712,800                                               4,118,333           82,400

    Professional services                           16,000                                                  66,683            1,300

    Accounts payable and other                      29,400                                                 176,228            3,500

  Utilization of escrow performance shares          30,000

  Net loss                                      (4,784,400)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, ending, June 30, 2002                $(10,495,000)          1,250,000       $  1,250,000       87,292,157       $1,745,800
===================================================================================================================================

                                                                                   Accumulated
                                               Capital                           Deficit During            Escrow
                                              In excess                            Development          Performance
                                                Of par            Deficit             Stage                Shares
-------------------------------------------------------------------------------------------------------------------
Balance, beginning, January 1, 2002           $6,002,900       $   (930,200)       $(16,842,600)       $   (125,500)

Add (deduct):
  Sales of common stock                        2,091,700

  Issuance of common stock for:
    Shareholders interest                        120,600

    Shareholder loan                             193,200

    Payroll                                       82,500

    Marketing, sales and commissions             630,400

    Professional services                         14,700

    Accounts payable and other                    25,900

  Utilization of escrow performance shares                                                                   30,000

  Net loss                                                                           (4,784,400)
-------------------------------------------------------------------------------------------------------------------

Balance, ending, June 30, 2002                $9,161,900       $   (930,200)       $(21,627,000)       $    (95,500)
===================================================================================================================

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND CUMULATIVE AMOUNTS
       FROM INCEPTION OF DEVELOPMENT STAGE (MAY 1, 2000) TO JUNE 30, 2002
                                   (UNAUDITED)

                                                         Three Months Ended              Six Months Ended
                                                              JUNE 30,                       June 30,              Cumulative
                                                     --------------------------    ---------------------------    Amounts From
                                                        2002            2001           2002            2001        Inception
                                                     -------------------------------------------------------------------------
Cash flows from operating activities:
  Sources of cash:
    Sales                                            $    35,800    $   306,500    $   163,600    $    653,400    $  1,419,700
    Interest and other                                     3,800            400          9,900           2,600          35,700
    Refund of income taxes                                    --             --             --              --          16,300
                                                     -------------------------------------------------------------------------

                                                          39,600        306,900        173,500         656,000       1,471,700
                                                     -------------------------------------------------------------------------

  Uses of cash:
    Technology and content                               462,700        918,400        517,800         857,300       1,966,800
    Compensation and related benefits                    181,900      1,266,200        581,000       2,189,400       5,615,200
    Marketing, selling, general and administrative       200,100        246,300        485,900         572,900       2,639,700
    Interest                                              30,900        217,100         32,500         217,100         122,500
    Rent                                                  44,900         10,200         64,600          49,900         236,600

                                                     -----------    -----------    -----------    ------------    ------------
                                                         920,500      2,658,200      1,681,800       3,886,600      10,580,800
                                                     -------------------------------------------------------------------------

Cash (used-in) operating activities                     (880,900)    (2,351,300)    (1,508,300)     (3,230,600)     (9,109,100)
                                                     -------------------------------------------------------------------------

Cash flows from investing activities:
  Sources of cash:
    Officer and employees loan repayments                     --        140,600             --              --          64,600
    Customer security deposits                                --         66,900          6,400          44,500          80,400
                                                     -----------    -----------    -----------    ------------    ------------

                                                              --        207,500          6,400          44,500         145,000
                                                     -------------------------------------------------------------------------

  Uses of cash:
    Advances to officers and employees                        --             --                                        271,200
    Purchases of leaseholds, furniture, fixtures
      and equipment, less amount financed                    800        153,900         56,200         169,500       1,416,700
    Payments to related party                                 --             --             --              --          25,300
    Rent, utility and other security deposits                 --             --             --              --          77,000
                                                     -------------------------------------------------------------------------

                                                             800        153,900         56,200         169,500       1,790,200
                                                     -------------------------------------------------------------------------

Cash (used-in) investing activities                         (800)        53,600        (49,800)       (125,000)     (1,645,200)
                                                     -------------------------------------------------------------------------

Cash flows from financing activities:
  Sources of cash:
    Proceeds from:
      Sales of common stock and warrant                  850,000      1,733,000      1,395,500       2,018,000       8,255,800
      Shareholders loans, payroll taxes and other         44,800        200,000        146,900       1,000,000       2,446,900
      Commercial loan                                         --        500,000             --         500,000         500,000
                                                     -----------    -----------    -----------    ------------    ------------
                                                         894,800      2,433,000      1,542,400       3,518,000      11,202,700

  Uses of cash:
    Payment of capitalized lease obligation and
      short term debt                                      9,000         62,000          9,000          62,000         423,500
                                                     -------------------------------------------------------------------------

Cash provided by financing activities                    885,800      2,371,000      1,533,400       3,456,000      10,779,200
                                                     -------------------------------------------------------------------------

Increase (decrease) in cash and equivalents                4,100         73,300        (24,700)        100,400          24,900

Cash and equivalents, beginning                           20,800         88,900         49,600          61,800              --
                                                     -------------------------------------------------------------------------

Cash and equivalents, ending                         $    24,900    $   162,200    $    24,900    $    162,200    $     24,900
                                                     =========================================================================

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND CUMULATIVE AMOUNTS
       FROM INCEPTION OF DEVELOPMENT STAGE (MAY 1, 2000) TO JUNE 30, 2002
                                   (UNAUDITED)

                                                       Three Months Ended                 Six Months Ended
                                                  ----------------------------      ----------------------------
                                                   JUNE 30,                                   June 30,                 Cumulative
                                                  -----------      -----------      ----------------------------      Amounts From
                                                      2002             2001             2002             2001           Inception
                                                  -----------      ---------------------------------------------------------------
Reconciliation of net (loss)
to cash (used-in) operating activities:
Net (loss)                                        $(2,733,500)     $(2,487,700)     $(4,784,400)     $(5,368,900)     $(21,392,100)
                                                  -----------      ---------------------------------------------------------------

Adjustments to reconcile net (loss)
to cash (used in) operating activities:

  Amortization and depreciation                       205,900          209,500          418,900          414,600         1,556,900

  Discontinued operations, net                             --               --               --               --          (234,900)

  Loss on abandoned equipment                              --               --               --               --            30,900

  Allowance for doubtful collections                   11,000           24,600           11,000           47,800            11,200

  Other operating activities                        1,490,200                         1,846,800               --         2,313,600

  Changes in assets and liabilities:
    Accounts receivable                               (17,000)         (35,500)          (2,700)          50,400            (6,700)

    Advances to officers and employees                     --               --               --               --            76,400

    Other current assets                              (22,500)         (33,100)          (5,200)         (76,500)           (5,200)

    Accounts payable                                   93,200          358,100          225,200        1,479,300         5,478,200

    Accrued liabilities                                91,800         (387,200)         782,100          222,700         3,062,600
                                                  -----------      ---------------------------------------------------------------

         Total adjustments                          1,852,600          136,400        3,276,100        2,138,300        12,283,000
                                                  -----------      ---------------------------------------------------------------

Cash (used-in) operating activities               $  (880,900)     $(2,351,300)     $(1,508,300)     $(3,230,600)     $ (9,109,100)
                                                  ===========      ===============================================================

Schedule of non-cash investing
and financing activities:

Non-cash investing activity:
  Purchases of leaseholds, furniture, fixtures,
    equipment and capitalized leases                                                                                  $  4,811,200

  Less amounts paid                                                                                                      1,360,500
                                                                                                                      ------------

                                                                                                                      $  3,450,700
                                                                                                                      ============

Non-cash financing activities:
  Issuance of common stock on purchase of USDA                                                                        $    209,600
                                                                                                                      ============

  Common stock issued for services                $   671,900                       $ 1,028,500                       $  1,495,300
and escrow performance shares                     ===========                       ===========                       ============

  Issuance of preferred/common stock              $   301,000                       $   301,000                       $  1,551,000
for shareholders loans                            ===========                       ===========                       ============

                             US Data Authority, Inc.
                          (A development stage company)
                          Notes to Financial Statements
                                   (Unaudited)
                                  June 30, 2002

Note 1. - Basis of Presentation:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 2001.

Note 2. - Current Assets

      Total current assets have principally remained consistent.

      The accounts receivable consist of approximately 18 locally serviced customers in the Bellsouth service area. Management concluded on July 31, 2001 an agreement with a local telecom group assigning to them the current customer base. This decision is based on the fact that the current customer base billing does not support the cost structure of the Company's network operations, which generates a monthly gross deficit. This is in part due to the Bellsouth contract requiring the Company to maintain a minimum of 40 local circuits. This Management decision is consistent with the current business plan of providing data storage and related services and not to host bandwidth specific customers.

Note 3. - Current Liabilities

      The Company is in default on its capitalized lease obligations with Cisco Systems Capital Corporation ("Cisco Systems") and accordingly has reflected the principal portion of the leases as a current liability. Management's plan is to negotiate with Cisco Systems and return the equipment not in production for a credit and settle the difference with Cisco Systems, through negotiations, before the fiscal year end 2002. There can be no assurance that Management and Cisco Systems will reach an amicable resolution to this matter.

      Payroll taxes in arrears as of June 30, 2002 were approximately $933,700, which includes penalties and interest. Management is continuing to develop a payment plan with respect to federal payroll taxes due by the Company in preparation for presenting such plan to the Internal Revenue Service. Failure to liquidate the debt to the Internal Revenue Service, either through periodic payments or a lump sum could have an adverse impact on the Company, taken as a whole. There can be no assurances that the Company and the Internal Revenue Service can reach an amicable agreement with respect to such obligations of the Company.

      Accounts Payable Under Dispute reflects amounts billed the Company by AT&T, which are the subject of litigation between AT&T and the Company, described in Note 5 below under "Litigation".

      Accrued Liabilities as of June 30, 2002 increased by approximately $486,000. The majority of this increase reflects additional accrued interest on total debt.

      Convertible Notes - Certain shareholders have the option to convert their original loans of $250,000 (Issued in October 2000) into shares at the rate equal to the lower of $1.00 per share or the per share purchase price in any private offering of securities of the Company. In the first fiscal quarter, one shareholder had exercised its option to convert the note resulting in a reduction in Notes Payable by $250,000. In the second fiscal quarter, another note holder advanced an additional $10,000 to the Company to increase its note to $210,000, and thereafter, during the current quarter, such note holder exercised its conversion option for $20,000 of shares of common stock, resulting in a note balance for such holder of $190,000.

Note 4. - Shareholders' Deficit

      The total number of shares outstanding and weighted average number of shares outstanding were calculated as follows:

            Shares Beginning (on April 01, 2002)                      75,305,675
            Shares Issued in April, 2002                               9,394,907
            Shares Issued in May, 2002                                 1,500,000
            Shares Issued in June, 2002                                1,091,575
                                                                      ----------
            Total number of shares outstanding as of June 30,
               2002:                                                  87,292,157
            Weighted average number shares outstanding for
               the six months ending June 30, 2002                    77,728,300
                                                                      ----------

            Please refer to Statement of Shareholders' Deficit for additional information.

Note 5. - Litigation

      The Company is a defendant in a matter before the United States District Court, Southern Division of Florida, concerning breaches of a series of agreements with a major supplier with claims in excess of $2.0 million. The Company has denied the allegations and is asserting a series of affirmative defenses primarily in the nature that the supplier failed to furnish the services and was incapable of furnishing the services when the Company was induced to enter the agreements. The Company has filed a counterclaim. Management is vigorously defending the complaint and denies any liability on the contracts the supplier asserts that give rise to the claims. It is the opinion of management that the Company will prevail in this matter.

      The Company is a defendant in a matter before the United States District Court, District of Colorado, ref: WebfinderUSA Wireless, Inc. v US Data Authority, Inc., et al., Case # 01-WM-1430 for an alleged breach of contract. The Company denies the liability and will vigorously defend the complaint.

      The Company is a defendant in various matters for non-payment of outstanding trade payables, all of which have been recorded in the accompanying unaudited balance sheet. It is the opinion of Management that all of these matters can be resolved in a reasonable manner and the financial settlements will not have a material impact on the financial position of the Company beyond those, which has been recorded, and that we are aware of. On other outstanding issues, the Company anticipates settling these matters on the installment basis, which will assist the Company in its cash management. It is Management's opinion that the financial exposure of litigation will not exceed those amounts previously recorded.

      From time to time, the Company is a defendant in various other matters. The Company considers those types of matters to be incidental to the Company's business and is of the opinion that any financial exposure will not materially affect the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      USDA continues in its attempt to establish itself as a Storage Service Provider. The Company originally pursued a business plan consisting primarily of utilizing USDA equipment in as many as 38 locations on AT&T's nationwide network to provide bandwidth, Internet access and supporting services and network management to small and medium size business customers. This business proved to be highly competitive, with the result that our revenues could not support the cost of maintaining our network and our general overhead, and we continued to accumulate deficits. At the same time, our efforts to reduce the largest component of the expense of maintaining the network -- fees to AT&T -- were stymied due to a continuing billing dispute with AT&T. This dispute began in early 2001 and culminated in AT&T disconnecting our entire network on August 27, 2001. Overnight, we lost as much as 78% of our customers and 90% of revenue we projected to realize during the third quarter 2001. We did manage to reconnect some Florida-based customers using alternative circuits provided by Cable and Wireless and BellSouth Corporation.

      Faced with an uncertain future in the bandwidth resale and Internet access business, in the aftermath of the events of September 11, 2001, and the resulting surge in demand for data storage and security, Management developed, in the fourth quarter 2001, a new business plan. The plan was to use our existing facilities and the arrangement with Hitachi Corporation to offer managed data storage solutions to smaller and medium size business customers, i.e. become what is known as a Managed Service Provider, and the Company is currently working toward that goal. The data storage services would be sold through resellers and, secondarily, through distributors, where the resellers are network providers who use our data storage solutions under a private label or co-brand them with their own data storage offerings.

      Implementation of this plan with the purpose of exiting the development stage sometime towards the end of 2002 or the early part of 2003 will require additional capital in the range of $6.5 million to $8.5 million. As described below, under the agreement we reached with the Centro Group (as hereinafter defined), we should receive capital infusions sufficient for our purposes. To date from this commitment the Company has received a total of $1,038,250 from the Centro Group. There is, however, no complete assurance that we will receive all of the intended proceeds of the investment described in the agreement with the Centro Group. Moreover, there is no assurance that the new business plan will be successful and, in general, that our efforts to become profitable on a consistent basis will yield the desired results.

      In our efforts to emerge from development stage and become profitable on a consistent basis we will have to contend with an outstanding liability to the IRS for payroll taxes and our lack of compliance with the terms of our equipment lease with Cisco. The Company owes the Internal Revenue Service approximately $933,700 in payroll taxes for 2000 and 2002, which includes penalties and interest. All Federal payroll taxes for the year 2001 have been paid. In order to resolve this outstanding situation, the Company intends to begin a dialogue with the Service for the purpose of developing an installment payment plan acceptable to them. Certain of the proceeds from the Centro Group have been designated for this purpose. There are no assurances that the Service will be amicable to an agreeable settlement.

      At present the Company is negotiating a settlement with Cisco whereby we would return certain unused equipment for a $1.5 million reduction in the approximately $3.6 million owed under the lease and repay a discounted portion of the remaining debt over two years. There is no assurance that our proposal will be accepted by Cisco, and that, as a result, we may have to dedicate a larger portion of the proceeds from the Centro Group than originally planned in order to discharge this obligation.

Results of Operations

      The Company continues to be in the development stage and continues to incur losses. For the three-months ended June 30, 2002, we reported a net loss of $2,733,500 compared to a net loss of $2,487,700 for the three-month period ended June 30, 2001. For the six-months ended June 30, 2002, we reported a net loss of $4,784,400 compared to a net loss of $5,368,900 for the six-month period ended June 30, 2001.

      Currently, the Company is preparing to move its administrative offices to the Coral Gables area of Miami/Dade County, and is negotiating to move both its network operations center and data storage facility to Miami. With the abundance of highly secure buildings developed specifically for the telecommunications industry, and built to withstand severe hurricane-like conditions in the South Florida area, Management believes that it can establish a very cost effective facility, while creating a network infrastructure capable of expanding with the growth of business. Location within the Miami/Dade County area would also place the Company within a strategic center of international businesses. Within this area are many businesses with a need for the secure online data storage services that the Company plans to provide. The Company anticipates moving into the administrative offices in September 2002, with technical facility establishment in the later part of the third quarter, or early part of the fourth quarter 2002. As a result of such move, the Company anticipates a significant reduction in rental expense for the Company.

      A comparison between the relevant periods shows that Management's efforts to reduce certain expenses between the first quarter of 2002 to the second quarter of 2002 did yield some results. For example, certain of the major categories of expenses, (technology, content, and compensation) declined substantially between the periods, as Management implemented major staff cutbacks, and terminations, as well as to outsource its technology needs. During the three-month period ending June 30, 2002, the Company reduced its workforce from 22 to 5 employees. As a result, the Company experienced a reduction of approximately $381,900 in compensation expense, between the quarters. Revenues continued to decline as a result of the new business plan being implemented. We have not yet begun to realize revenues from the data storage business.

Liquidity and Capital Resources

      Our operations thus far have been funded utilizing the proceeds of (i) $8,255,800, the total amount raised by the sale of common stock and warrants;
(ii) $2,446,900 from shareholder loans and other instruments; and; (iii) a $500,000 commercial loan. Cash flow from these financing activities has amounted to $11,202,700.

      As has been previously stated, we originally entered into an agreement (the "Purchase Agreement") dated February 28, 2002, with the Centro Group, consisting of Centro Inmobiliario RyC, S.L., a limited liability company organized under the laws of the Kingdom of Spain ("Inmobiliario"), MAPET International Foundation, Inc., a Florida non-profit corporation ("MAPET"), FRONTIER STAR, S.L., a limited liability company organized under the laws of the Kingdom of Spain ("FRONTIER STAR"), INVERFAPE, S.A., a limited liability company organized under the laws of the Dominican Republic ("INVERFAPE"), Jesus Guirau, S.L., a limited liability company organized under the laws of the Kingdom of Spain ("Jesus Guirau") (Inmobiliario, MAPET, FRONTIER STAR, INVERFAPE, and Jesus Guirau are sometimes collectively referred to hereinafter as the "Investors"), as amended. This Agreement was recently amended on August 1, 2002. Under the terms of the amended agreement the Centro Group changed the composition of the consideration of the Purchase Agreement to the following: (i) 20,000,000 shares of Common Stock, and (ii) 20,000,000 shares of Series A Preferred Stock (the "Preferred Stock") for the aggregate price of $8,900,000, such amendment which represents a reduction of $9.5 million from the $18,400,000 investment previously agreed upon in the original agreement with the Centro Group. The Common Stock would be purchased for $0.10 per share and the Preferred Stock would be purchased for $0.345 per share. The Centro Group will divide the rights and obligations under the Purchase Agreement as follows: Centro Inmobiliario RyC, S.L. (37.5%); MAPET (37.5%); FRONTIER STAR (10.0%); INVERFAPE (10.0%); and
Jesus Guirau (5.0%). Payment of these funds would be on as needed basis, with the Company submitting draw requests, and the Investors tendering funds, the consideration of which would be the issuance of shares per the specified amounts and the individual certificates issued to the Investor's designee. The original agreement called for the purchase of 10,000,000 options, which would have given the Company an additional $20,000,000. However, since the exercise of these options, based on the discount previously agreed to, would have had a detrimental effect on the Company's value, this option plan was eliminated.

      The closing of the first capital infusion occurred on April 29, 2002. Since that time, the Company has received $1,038,250 from the Investors, which has been used toward operating expenses, debt reduction and for outsourced technical services.

      On July 31, 2002, the Company entered into an Amended Engagement Agreement ("Amended Marketing Agreement") with US DATA International Development, Inc., a Florida corporation that is controlled by the Investors ("US DATA International"), amending and restating that certain engagement agreement entered into on March 7, 2002 with US DATA International. Pursuant to the terms of the Amended Marketing Agreement, US DATA International will provide all international marketing and sales coordination of the Company's products and services. The initial term of the Amended Marketing Agreement is for three years and the agreement will automatically renew for additional 12-month periods unless either party provides the other with written notice of its intent to cancel the agreement within 90 days of the anniversary date of the agreement. Additionally, pursuant to the terms of the Amended Marketing Agreement, the Company will grant US DATA International (i) 1,000,000 shares of Common Stock, and (ii) options for up to an aggregate of 3,000,000 shares of Common Stock, which shall vest immediately upon grant and be exercisable at certain prices and under certain terms and conditions for five years. The Amended Marketing Agreement is amended to provide for certain fees to US DATA International as described below. In the event that the Company receives funding from an investment group which has pledged equity investments of up to $8.9 million, the Company shall pay US DATA International an annual base retainer for the period commencing on March 7, 2002 through March 7, 2005 equal to: (a) a minimum fee equal to ten (10%) of the paid in monthly equity installments (up to a maximum of $8.9 million) up to a maximum fee equal to 100% of the Company's worldwide marketing budget, and (b) 10% of the Company's profit. The Company shall also reimburse US DATA International for all pre-approved production and marketing expenses expended in the promotion of the Company's goods and services worldwide.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

      On August 6, 2001, AT&T, the Company's largest network provider filed suit against the Company in the US District Court for the Southern District of Florida, AT&T Corp. vs. US Data Authority, Inc., Civ-01-8715, demanding payment of $2,332,984 in total amount of outstanding charges. The Company and AT&T reached a tentative settlement, however, the parties were unable to agree to the terms of the documents designed to evidence and reflect the settlement. On August 27, 2001, AT&T disconnected the USDA network at all of the 38 locations. On September 7, 2001, the Company filed a Motion to Dismiss AT&T's complaint in the US District Court for the Southern District of Florida and on November 6, 2001, the Company filed an Answer and Counterclaim to AT&T's complaint, also in U. S. District Court for the District of Southern Florida. The Company's counterclaim in the lawsuit demands damages in excess of $40 million for breach of contract, breach of fiduciary duties, trade libel and fraud. In December 2001, AT&T filed a Motion to Dismiss Counterclaim and the Company responded by filing a Memorandum of Law in Opposition to Motion to Dismiss Counterclaim on January 18, 2002. Counsel for AT&T recently requested a 30-day abatement of proceedings in order to file what would amount to "corrective" documents with the Court relating to its Memorandum of Law filed on January 18, 202. On February 21, 2002, AT&T filed an Amended Complaint. The Company filed an Answer and Affirmative Defenses to Amended Complaint on April 23, 2002. We intend to defend this action vigorously and press to prevail in our counterclaim.

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

Item 2. Changes in Securities.

(a) None.

(b) None.

(c) Set forth below is a description of all equity securities of the Company sold by the Company during the period covered by this report that were not registered under the Securities Act:

(1)   April 2002.

      (a)   Securities sold:

            (i)   Date: April 2, 2002

            (ii)  Title of Securities: Common Stock

            (iii) Amount: 75,000 shares

      (b)   Underwriters and other purchasers:

            The purchaser was:

            Jeffrey Minderlein

      (c)   Consideration:

            Waiver of rights to receive wages in the amount of $2,310.

      (d) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act as a transaction not involving a public offering consisting of a sale to a director, officer and employees of the issuer familiar with the business and affairs of the issuer and, in some cases, experienced in financial or business matters generally.

(2)   April 2002.

      (a)   Securities sold:

            (i)   Date: April 2, 2002

            (ii)  Title of Securities: Common Stock

            (iii) Amount: 350,000 shares

      (b)   Underwriters and other purchasers:

            The purchaser was:

            David Rappa

      (c)   Consideration:

            Waiver of rights to receive wages in the amount of $24,000.

      (d) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act as a transaction not involving a public offering consisting of a sale to a director, officer and employees of the issuer familiar with the business and affairs of the issuer and, in some cases, experienced in financial or business matters generally.

(3)   April 2002.

      (a)   Securities sold:

            (i)   Date: April 2, 2002

            (ii)  Title of Securities: Common Stock

            (iii) Aggregate Amount: 45,000 shares

      (b) Underwriters and other purchasers: The purchasers were: XESUS POSSE, MICHAEL KACHUR, WILLIAM KACHUR, DAVID KACHUR, DOUGLAS RANDLE, CAVELLE TOOLSIE, KELLY FILAMINI, JASON SCHNADERMAN, and JULIAN STOUT

      (c)   Consideration:

            Compensation to employees for services rendered.

      (d) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act as a transaction not involving a public offering consisting of a sale to a director, officer and employees of the issuer familiar with the business and affairs of the issuer and, in some cases, experienced in financial or business matters generally.

(4)   April 2002.

      (a)   Securities sold:

            (i)   Date: April 5, 2002

            (ii)  Title of Securities: Common Stock

            (iii) Amount: 1,500,000 shares

      (b)   Underwriters and other purchasers:

            The purchaser was:

            Viking Ventures, LLC.

      (c)   Consideration:

            The shares were issued to purchaser for financial consulting services with a value of $225,000.

      (d) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation. The principal of Viking Ventures, LLC, Charles J. Molinari, has a prior investment in the Company and each of the principals in Viking Ventures, LLC, has a net worth or annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

(5)   April 2002

      (a)   Securities sold:

            (i)   Date: April 12, 2002

            (ii)  Title of Securities: Common Stock

            (iii) Amount: 133,333 shares.

      (b)   Underwriters and other purchasers:

            The purchasers were:

            James Damato

      (c)   Consideration:

            The aggregate offering price was $10,000.

      (d) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving general solicitation. The purchaser was well known to a director of the Company, had a net worth or annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

(6)   April 2002

      (a)   Securities sold:

            (i)   Date: April 12, 2002

            (ii)  Title of Securities: Common Stock

            (iii) Amount: 400,000 shares.

      (b)   Underwriters and other purchasers:

            The purchasers were:

            Charles Carello

      (c)   Consideration:

            The aggregate offering price was $30,000.

      (d) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving general solicitation. The purchaser had a net worth or annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

(7)   April 2002

      (a)   Securities sold:

            (i)   Date: April 15, 2002

            (ii)  Title of Securities: Common Stock

            (iii) Amount: 133,333 shares.

      (b)   Underwriters and other purchasers:

            The purchasers were:

            Daniel Shamy

      (c)   Consideration:

            The aggregate offering price was $10,000.

      (d) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving general solicitation. The purchaser was well known to a director of the Company, had a net worth or annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

(8)   April 2002

      (a)   Securities sold:

            (i)   Date: April 16, 2002

            (ii)  Title of Securities: Common Stock

            (iii) Amount: 666,666 shares.

      (b)   Underwriters and other purchasers:

            The purchasers were:

            L.R. Gallo

      (c)   Consideration:

            The aggregate offering price was $50,000.

      (d) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving general solicitation. The purchaser was well known to a director of the Company, had a net worth or annual income to qualify as an accredited investor and, in addition, is experienced in financial or business matters.

(9)   April 2002.

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

(10)  April 2002

      (a)   Securities sold:

            (i)   Date: April 30, 2002

            (ii)  Title of Securities: Common Stock

            (iii) Amount: 5,000,000 shares.

      (b)   Underwriters and other purchasers:

            The purchasers were:

            Centro Inmobiliario RyC, S.L., MAPET International Foundation, Inc., FRONTIER STAR, S.L., INVERFAPE, S.A., and Jesus Guirau, S.L

      (c)   Consideration:

            The aggregate offering price was $500,000.

      (d) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving general solicitation.

(11)  April 2002.

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

(12)  May 2002

      (a)   Securities sold:

            (i)   Date: May 14, 2002

            (ii)  Title of Securities: Common Stock

            (iii) Amount: 1,500,000 shares.

      (b)   Underwriters and other purchasers:

            The purchasers were:

            Centro Inmobiliario RyC, S.L., MAPET International Foundation, Inc., FRONTIER STAR, S.L., INVERFAPE, S.A., and Jesus Guirau, S.L

      (c)   Consideration:

            The aggregate offering price was $150,000.

      (d) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving general solicitation.

(13)  June 2002

      (a)   Securities sold:

            (i)   Date: June 10, 2002

            (ii)  Title of Securities: Common Stock

            (iii) Amount: 1,000,000 shares.

      (b)   Underwriters and other purchasers:

            The purchasers were:

            Centro Inmobiliario RyC, S.L., MAPET International Foundation, Inc., FRONTIER STAR, S.L., INVERFAPE, S.A., and Jesus Guirau, S.L

      (c)   Consideration:

            The aggregate offering price was $100,000.

      (d) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving general solicitation.

(14)  June 2002.

      (a)   Securities sold:

            (i)   Date: June 26, 2002.

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

(d)   None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information .

      None.

Item 6. Exhibits and Reports on Form 8-K .

      A. Exhibits:

            Exhibit 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

      B. Reports on Form 8-K

            The Company filed a report on Form 8-K on May 13, 2002 describing a change in control of the Company due to an investment, a material marketing agreement, dated March 7, 2002, the election of a newly constituted board of directors and of Dominick F. Maggio as the Company's President and CEO, and an agreement, on February 19, 2002, whereby 20,000,000 of the warrants held by ABFS were cancelled.

            The Company filed a report of Form 8-K on August 20, 2002 describing a change in control of the Company due to an amendment to an investment agreement by and among the Company, Centro Inmobiliario RyC, S.L., MAPET International Foundation, Inc., Frontier Star, S.L., INVERFAPE, S.A., and Jesus Guirau, S.L., as well as an amendment to an engagement agreement by and between the Company and US DATA International Development, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        US DATA AUTHORITY, INC.

US DATA AUTHORITY, INC.
(Registrant)


BY: /s/ Dominick F. Maggio
    ----------------------
Dominick F. Maggio, Director, Chief Executive
Officer and President

Date: August 20, 2002