Form 10-Q
period 2002-09-30
US DATA AUTHORITY INC
filed 2002-11-19
CIK 1022962

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                          Commission File No. 000-28251

                             US Data Authority, Inc.
        (Exact name of small business issuer as specified in its charter)

        Florida                                          65-0693150
(State of Incorporation)                    (I.R.S. Employer Identification No.)

Gables International Plaza, 2655 LeJeune Road, Suite 700, Coral Gables, FL 33134
                    (Address of Principal Executive Offices)

                                 (305) 777-0500
                (Issuer's Telephone Number, Including Area Code)

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

Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Common stock, par value $.02 per share, 100,000,000 shares issued and outstanding as of November 19, 2002.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

================================================================================

                                TABLE OF CONTENTS

PART I ....................................................................    2

   Item 1. Financial Statements ...........................................    2

      Balance Sheets - September 30, 2002 and December 31, 2001 ...........    2

      Statements of Operations ............................................    3

      Statements of shareholders' Deficit .................................    4

      Statements of Cash Flows ............................................    5

      Notes to Unaudited Financial Statements ......Error! Bookmark not defined.

   Item 2. Management's Discussion and Analysis ...........................    9

      Overview ............................................................    9

      Results of Operations ...............................................   11

      Liquidity and Capital Resources .....................................   12

   Item 3. Controls and Procedures ........................................   12

PART II ...................................................................   13

   Item 1. Legal Proceedings ..............................................   13

   Item 2. Changes in Securities and Use of Proceeds ......................   13


   Item 3. Defaults Upon Senior Securities ................................   15

   Item 5. Other Information ..............................................   15

   Item 6. Exhibits and Reports on Form 8-K ...............................   18

      Exhibits ............................................................   18

      Reports on Form 8-K .................................................   18

                                     PART I

Item 1. Financial Statements.

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
            BALANCE SHEETS - SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                            ASSETS

                                                                     September 30,         December 31,
                                                                         2002                  2001
                                                                      (UNAUDITED)            (AUDITED)
                                                                     ----------------------------------
Current assets:
  Cash and equivalents                                                $      1,300         $     49,600

  Accounts receivable, deemed fully collectible                             24,200               15,900

  Other current assets                                                      13,100               22,400
                                                                      ---------------------------------

           Total current assets                                             38,600               87,900

Equipment under capitalized leases                                       1,373,200            2,539,700

Leaseholds, furniture, fixtures and equipment                              914,600            1,255,900

Other assets, prinicpally security deposits                                 59,700               77,000
                                                                      ---------------------------------

                                                                      $  2,386,100         $  3,960,500
                                                                      =================================

                              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Current portion of capitalized lease obligations, in default        $  3,625,300         $  3,625,300

  Payroll taxes, including penalties and interest, in arrears            1,003,900              713,900

  Accounts payable                                                       1,948,000            1,909,800

  Accounts payable under dispute                                         3,433,100            3,433,100

  Accrued liabilities                                                    2,982,300            1,658,800

  Convertible notes/advances payable, shareholders and other             1,790,000            2,050,000

  Due to related party                                                      25,300               25,300
                                                                      ---------------------------------

           Total current liabilities                                    14,807,900           13,416,200
                                                                      ---------------------------------

Shareholders' deficit:
  Preferred stock, Series A, $1.00 par; authorized 30,000,000
  shares; issued 1,250,000 shares                                        1,250,000            1,250,000

  Common stock, $.02 par, authorized 100,000,000
  share; issued and outstanding 90,467,157 shares
  in 2002 and 59,484,849 at December 31, 2001                            1,809,300            1,189,700

  Capital in excess of par                                               9,422,600            6,002,900

  Deficit                                                                 (930,200)            (930,200)

  Accumulated deficit during the development stage                     (23,893,000)         (16,842,600)
                                                                      ---------------------------------

                                                                       (12,341,300)          (9,330,200)

  Escrow performance shares                                                (80,500)            (125,500)
                                                                      ---------------------------------

                                                                       (12,421,800)          (9,455,700)
                                                                      ---------------------------------

                                                                      $  2,386,100         $  3,960,500
                                                                      =================================

Read the accompanying notes to financial statements and managements' discussion and analysis, both of which are an integral part of this financial statement.

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS
       THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
      CUMULATIVE AMOUNTS FROM INCEPTION OF DEVELOPMENT STAGE (MAY 1, 2000)
                             TO SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                          Three Months Ended              Nine Months Ended             Cumulative
                                                             September 30,                   September 30,                Amounts
                                                      ----------------------------    ----------------------------         From
                                                          2002            2001            2002            2001           Inception
                                                      ------------    ------------    ------------    ------------     ------------
Revenues:
  Sales, net of allowances                            $     13,700    $    691,700    $    159,000    $  1,278,600     $  1,740,100

  Equipment                                                     --           4,200          12,800          19,900           43,500
                                                      ------------    ------------    ------------    ------------     ------------

                                                            13,700         695,900         171,800       1,298,500        1,783,600
                                                      ------------    ------------    ------------    ------------     ------------

Operating expenses:
  Technology and content                                   413,700       2,140,500       1,156,700       5,828,000        9,505,300

  Compensation and related benefits                        210,500         499,800         960,600       2,689,200        6,747,100

  Marketing and sales                                       (1,500)         15,900         742,900         125,900        1,926,300

  General and administrative                               230,400         579,800       2,045,300       1,242,700        4,818,600

  Interest                                                 451,000         381,700         867,500         766,900        1,824,800

  Rent                                                       7,600          51,400          72,200          99,400          254,200

  Amortization and depreciation                            209,200         293,600         628,100         708,200        1,766,100
                                                      ------------    ------------    ------------    ------------     ------------

                                                         1,520,900       3,962,700       6,473,300      11,460,300       26,842,400

  Less interest income and other                             4,900             200          14,800           2,800           79,700
                                                      ------------    ------------    ------------    ------------     ------------

                                                         1,516,000       3,962,500       6,458,500      11,457,500       26,762,700
                                                      ------------    ------------    ------------    ------------     ------------

Loss from continuing operations before other
additions and loss on sale of assets                    (1,502,300)     (3,266,600)     (6,286,700)    (10,159,000)     (24,979,100)

Other additions (deductions):
  Vendor settlements and credits                                --         265,400              --       1,788,900        1,849,800

  Loss on sale of assets (principally
  untitled asset sales)                                   (763,700)             --        (763,700)             --         (763,700)
                                                      ------------    ------------    ------------    ------------     ------------

Net loss                                              $ (2,266,000)   $ (3,001,200)   $ (7,050,400)   $ (8,370,100)    $(23,893,000)
                                                      ============    ============    ============    ============     ============

Basic and diluted loss per share of common stock:

  Loss from continuring operations                    $      (0.02)   $      (0.08)   $      (0.08)   $      (0.33)    $      (0.63)
                                                      ============    ============    ============    ============     ============

  Net loss                                            $      (0.03)   $      (0.07)   $      (0.09)   $      (0.28)    $      (0.60)
                                                      ============    ============    ============    ============     ============

Weighted average common shares outstanding              89,725,854      43,043,599      81,771,432      30,407,969       39,918,967
                                                      ============    ============    ============    ============     ============

Read the accompanying notes to financial statements and managements' discussion and analysis, both of which are an integral part of this financial statement.

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
   NINE MONTHS ENDED SEPTEMBER 30, 2002 AND CUMULATIVE AMOUNTS FROM INCEPTION
             OF DEVELOMENT STAGE (MAY 1, 2000) TO SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                                                                Preferred Stock               Common Stock
                                                                            -----------------------     -------------------------
                                                              Total           Shares         Amount      Shares          Amount
                                                          -----------------------------------------------------------------------
Balance, beginning, January 1, 2002                       $ (9,455,700)     1,250,000     $1,250,000    59,484,849     $1,189,700

Add (deduct):
  Proceeds from sales of common stock                        2,513,600                                  15,496,247        309,900

  Issuance of common stock for:
    Shareholders interest                                      172,400                                   2,590,000         51,800

    Shareholder loan                                           301,000                                   5,389,817        107,800

    Payroll                                                    109,900                                   1,370,000         27,400

    Marketing, sales, commissions and other operating          822,800                                   5,218,333        104,400

    Professional services                                       16,000                                      66,683          1,300

    Accounts payable and other                                  76,100                                     601,228         12,000

    Warrants                                                    27,500                                     250,000          5,000

  Utilization of escrow performance shares                      45,000

  Net loss                                                  (7,050,400)
                                                          -----------------------------------------------------------------------

Balance, ending, September 30, 2002                       $(12,421,800)     1,250,000     $1,250,000    90,467,157     $1,809,300
                                                          =======================================================================

                                                                                         Accumulated
                                                            Capital                     Deficit During       Escrow
                                                           in excess                     Development       Performance
                                                            of par        Deficit           Stage            Shares
                                                          ------------------------------------------------------------
Balance, beginning, January 1, 2002                       $6,002,900     $(930,200)     $ (16,842,600)     $(125,500)

Add (deduct):
  Proceeds from sales of common stock                      2,203,700

  Issuance of common stock for:
    Shareholders interest                                    120,600

    Shareholder loan                                         193,200

    Payroll                                                   82,500

    Marketing, sales, commissions and other operating        718,400

    Professional services                                     14,700

    Accounts payable and other                                64,100

    Warrants                                                  22,500

  Utilization of escrow performance shares                                                                    45,000

  Net loss                                                                                 (7,050,400)
                                                          ------------------------------------------------------------

Balance, ending, September 30, 2002                       $9,422,600     $(930,200)     $ (23,893,000)     $ (80,500)
                                                          ============================================================

Read the accompanying notes to financial statements and managements' discussion and analysis, both of which are an integral part of this financial statement.

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
       THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
      CUMULATIVE AMOUNTS FROM INCEPTION OF DEVELOPMENT STAGE (MAY 1, 2000)
                             TO SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,             Cumulative
                                                       -------------------------     ----------------------------     Amounts From
                                                          2002          2001             2002           2001            Inception
                                                       ---------     -----------     -----------     ------------     ------------
Cash flows from operating activities:
  Sources of cash:
    Sales                                              $      --     $   358,000     $   163,600     $  1,011,400     $  1,419,700
    Interest and other                                     4,800             200          14,700            2,800           40,500
    Refund of income taxes                                    --              --              --                            16,300
                                                       ---------     -----------     -----------     ------------     ------------

                                                           4,800         358,200         178,300        1,014,200        1,476,500
                                                       ---------     -----------     -----------     ------------     ------------

  Uses of cash:
    Technology and content                               162,300         423,400         680,100        1,280,700        2,129,100
    Compensation and related benefits                    220,100         359,800         801,100        2,549,200        5,835,300
    Marketing, selling, general and administrative       (19,000)        293,200         466,900          866,100        2,620,700
    Interest                                               4,100        (168,300)         36,600           48,800          126,600
    Rent                                                   7,600          49,500          72,200           99,400          244,200
                                                       ---------     -----------     -----------     ------------     ------------
                                                         375,100         957,600       2,056,900        4,844,200       10,955,900
                                                       ---------     -----------     -----------     ------------     ------------

Cash (used-in) operating activities                     (370,300)       (599,400)     (1,878,600)      (3,830,000)      (9,479,400)
                                                       ---------     -----------     -----------     ------------     ------------

Cash flows from investing activities:
  Sources of cash:
    Officer and employees loan repayments                     --              --              --               --           64,600
    Customer security deposits                            10,900          79,300          17,300          123,800           91,300
    Proceeds from sale of equipment (principally on
      untitled asset sales)                              265,600              --         265,600               --          265,600
                                                       ---------     -----------     -----------     ------------     ------------
                                                         276,500          79,300         282,900          123,800          421,500
                                                       ---------     -----------     -----------     ------------     ------------

  Uses of cash:
    Advances to officers and employees                        --              --              --               --          271,200
    Purchases of leaseholds, furniture, fixtures
      and equipment, less amount financed                 93,400         142,300         149,600          311,800        1,510,100
    Payments to related party                                 --              --              --               --           25,300
    Rent, utility and other security deposits                 --          63,900              --           63,900           77,000
                                                       ---------     -----------     -----------     ------------     ------------
                                                          93,400         206,200         149,600          375,700        1,883,600
                                                       ---------     -----------     -----------     ------------     ------------

Cash provided by (used-in) investing activities          183,100        (126,900)        133,300         (251,900)      (1,462,100)
                                                       ---------     -----------     -----------     ------------     ------------

Cash flows from financing activities:
  Sources of cash:
    Proceeds from:
      Sales of common stock and warrants                 140,000         577,100       1,535,500        2,595,100        8,395,800
      Shareholders loans, other and trust portion
        of payroll taxes                                  23,600              --         170,500        1,000,000        2,470,500
      Commercial loan                                         --              --              --          500,000          500,000
                                                       ---------     -----------     -----------     ------------     ------------
                                                         163,600         577,100       1,706,000        4,095,100       11,366,300
  Uses of cash:
    Payment of capitalized lease obligation and
      short term debt                                         --              --           9,000           62,000          423,500
                                                       ---------     -----------     -----------     ------------     ------------

Cash provided by financing activities                    163,600         577,100       1,697,000        4,033,100       10,942,800
                                                       ---------     -----------     -----------     ------------     ------------

Increase (decrease) in cash and equivalents              (23,600)       (149,200)        (48,300)         (48,800)           1,300

Cash and equivalents, beginning                           24,900         162,200          49,600           61,800               --
                                                       ---------     -----------     -----------     ------------     ------------

Cash and equivalents, ending                           $   1,300     $    13,000     $     1,300     $     13,000     $      1,300
                                                       =========     ===========     ===========     ============     ============

Read the accompanying notes to financial statements and managements' discussion and analysis, both of which are an integral part of this financial statement.

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
           THREE MONTHS AND NINE ENDED SEPTEMBER 30, 2002 AND 2001 AND
      CUMULATIVE AMOUNTS FROM 9NCEPTION OF DEVELOPMENT STAGE (MAY 1, 2000)
                              TO SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                         Three Months Ended              Nine Months Ended
                                                            SEPTEMBER 30,                   SEPTEMBER 30,         Cumulative
                                                      -------------------------     ----------------------------  Amounts From
                                                         2002           2001            2002           2001        Inception
                                                      -----------    -----------    -----------    -----------    ------------
Reconciliation of net (loss) to cash (used-in)
  operating activities:

Net (loss)                                            $(2,266,000)   $(3,001,200)   $(7,050,400)   $(8,370,100)   $(23,658,100)
                                                      -----------    -----------    -----------    -----------    ------------

Adjustments to reconcile net (loss) to cash
  (used-in) operating activities:
  Amortization and depreciation                           209,200        293,600        628,100        708,200       1,766,100

  Discontinued operations, net                                 --             --             --             --        (234,900)

  Loss on sales and abandonment of equipment
    (principally untitled asset sales)                    763,700             --        763,700             --         794,600

  Allowance for doubtful collections                      (11,000)       (41,400)            --          1,200             200

  Other operating activities                              324,900             --      2,171,700             --       2,638,500

  Changes in assets and liabilities:
    Accounts receivable                                    (5,600)       121,600         (8,300)        (4,600)        (12,300)

    Advances to officers and employees                         --             --             --             --          76,400

    Other current assets                                   14,500         14,600          9,300        (30,200)          9,300

    Accounts payable                                     (110,900)     1,599,200        114,300      3,078,500       5,367,300

    Accrued liabilities                                   710,900        414,200      1,493,000        787,000       3,773,500
                                                      -----------    -----------    -----------    -----------    ------------

                Total adjustments                       1,895,700      2,401,800      5,171,800      4,540,100      14,178,700
                                                      -----------    -----------    -----------    -----------    ------------

Cash (used-in) operating activities                   $  (370,300)   $  (599,400)   $(1,878,600)   $(3,830,000)   $ (9,479,400)
                                                      ===========    ===========    ===========    ===========    ============

Schedule of non-cash investing and financing activities:

Non-cash investing activity:
  Purchases of leaseholds, furniture, fixtures,
    equipment and capitalized leases                                                                              $  4,811,200

  Less amounts paid                                                                                                  1,360,500
                                                                                                                  ------------

                                                                                                                  $  3,450,700
                                                                                                                  ============

Non-cash financing activities:
  Issuance of common stock on purchase of USDA                                                                    $    209,600
                                                                                                                  ============

  Common stock issued for services and escrow
    performance shares                                $   199,600                   $ 1,228,100                   $  1,694,900
                                                      ===========                   ===========                   ============

  Issuance of preferred/common stock for
    shareholder loans                                 $        --                   $   301,000                   $  1,551,000
                                                      ===========                   ===========                   ============

Read the accompanying notes to financial statements and managements' discussion and analysis, both of which are an integral part of this financial statement.

                             US Data Authority, Inc.
                      (A Company In The Development Stage)
                          Notes to Financial Statements
         Three months and nine months ended September 30, 2002 and 2001
                                   (Unaudited)

Note 1. - Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 2001.

Note 2. - Current Assets

      Current assets consist principally of receivables for reimbursements and equipment sales. Effective August 1, 2002, those trade receivables from our previous customer base have been collected and management has negotiated an assignment of those customers with another local telecom group for continuity of service.

Note 3. - Capitalized Lease Obligations

      Equipment under capitalized leases, leaseholds, furniture and equipment have decreased during the current quarter. The decrease is principally due to the abandonment of leasehold improvements due to the recent relocation of our corporate office from Boca Raton, Florida to Coral Gables, Florida. Other equipment decreases resulted from the sales of equipment to a related third party.

      Certain equipment under a capitalized lease with Cisco Systems Capital ("Cisco") were sold to an independent third party. We did not hold title to the equipment that was sold by us. Those equipment sales to the independent third party were in violation of the terms of the governing lease with Cisco. Assets with a cost basis of approximately $1,227,600 and a net book value of about $746,800 were sold for $177,050. The loss on the sale of the leased assets amounted to approximately $570,000 has been charged to current operations for the three months ended September 30, 2002.

Note 4. -Current Liabilities

      We have been and continue to be in default of our capitalized lease obligations with Cisco. Total capitalized leases amounting to approximately $3.6 million are collateralized by capitalized equipment with a net book value of $1,373,200. As previously disclosed, leased capitalized equipment was sold in violation of the terms of the governing lease, which decreased the amount of collateral against the debt. The sale of the leased equipment constitutes an additional default of our capitalized lease obligations with Cisco. Management and our Board of Directors are aware of the sale of leased assets and intend to take appropriate remedial action. Management is in continued negotiations with Cisco to resolve the outstanding obligations in an amicable manner. There can no assurance that management and Cisco will reach an agreement to resolve this outstanding matter on terms favorable to us.

      As of September 30, 2002, we are in and continue to be in arrears with our federal and state payroll taxes. Of the total estimated federal and state payroll taxes, together with the related estimated penalties and interest, is approximately $1,003,900. Of that amount approximately $200,000 is for the year 2002 and the balance is for the year 2000. During the month of November 2002, we contacted the Internal Revenue Service to commence a dialogue to resolve the outstanding issues. There can be no assurance that we will be able to reach an amicable solution to the arrearages. Failure to liquidate the debt to the Internal Revenue Service or the various state Departments of Revenue, either through periodic payments or some type of compromise will have an adverse impact and effect upon the Company, taken as a whole.

      Accounts payable under dispute continues to be the dispute between the Company and ATT. This matter continues in litigation and we are vigorously defending the matter. A trial date has been set for November 13, 2003. See Item 1 of Part II.

      The majority increases in accrued liabilities are attributable to acceleration of a Bell South usage contract, which amounted to approximately $476,600 and interest on the Cisco debt of about $313,300. We are currently in discussions with Bell South regarding the additional assessment. Further, as discussed above in Notes 3 and 4, we are also in continuing negotiations with Cisco. There can no assurance that we will successful in negotiating these matters.

      Convertible notes and advances, shareholders and other have options to convert the outstanding loans into common stock at varying prices from $1.25 to the lowest price paid in a private placement or $0.075 per share. In addition, certain notes contain an option to convert the loans into preferred stock at $0.20 per share. During the second quarter of 2001, two (2) loans were converted into 2,125,000 shares of preferred stock. The holders of the preferred shares are entitled to 10 votes for every one share of preferred stock held by them until February 15, 2004. An unsecured convertible advance of $100,000 continues to be in dispute with management. Reference is made to the annual Form 10KSB which discloses this matter. Management is of the opinion that the dispute will be resolved in an amicable manner.

Note 5. - Computation of Per Share Earnings

      Basic loss per share from continuing operations and net loss are computed by dividing loss from continuing operations and net loss by the weighted average number of common shares outstanding during the reporting periods. Diluted loss per share are computed similar to basic loss per share except that the weighted shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilative. For the periods, indicated options and warrants were excluded from the computation of diluted loss per share due to their antidilutive effect.

Note 6. - Options and Warrants

      We have granted various options and warrants totaling approximately 19,855,000 shares at option prices ranging from $0.11 to $7.25. These options and warrants expire in varying years to 2005.

Item 2. Management's Discussion and Analysis.

Overview

      Historically, US Data pursued a business plan of providing bandwidth, Internet access and support services and network management to small and medium size business customers primarily utilizing our equipment in approximately 38 locations on AT&T's nationwide network. This business proved to be highly competitive and, as a result, our revenues could not support the cost of maintaining our network and our general overhead. During that time we continued to accumulate deficits. At the same time, our efforts to reduce the largest component of the expense of maintaining the network, fees to AT&T, were stymied due to a continuing billing dispute with AT&T. This dispute began in early 2001 and culminated in AT&T disconnecting our entire network on August 27, 2001. Overnight, we lost approximately 78% of our customers and 90% of our projected revenue for the third quarter of 2001.

      In March 2001, US Data took definitive steps forward in establishing itself as a company which could serve as an outsource for online data storage facility for customer data and manager of this data, for customers of all sizes trying to address the growing amount of data being generated, and the need to have secure back up of that data. The term given to such a company has been a "storage service provider". We would utilize its existing facilities and an innovative arrangement it executed with Hitachi Data Systems Corporation. The arrangement provides for the supply of high-end Hitachi data storage equipment delivered to us with no upfront costs, then joining in a revenue sharing plan which would allow us to secure business. Despite ongoing facility and software development delays in launching a sales and marketing effort for this program, Hitachi has remained committed to assisting us in accordance with the terms of the agreement. We have moved to develop a service which provides managed data storage solutions to smaller and medium size business customers, both domestically and internationally. We have made a strategic decision to focus on clients in the areas of financial services and healthcare given that both industries are under pressure to produce viable alternatives to the safekeeping of their data, and secure repositories in the event of natural disaster or intentional sabotage. The data storage services will be sold through resellers and distributors. Resellers are network providers who use our data storage solutions under a private label or co-brand them with their own data storage offerings. On the secondary level, distributors will offer reseller services.

      US Data will expand upon a preliminary agreement it reached with a Panamanian based telecommunication and technology firm Zona Tecnologica y Telecomunicaciones ("ZTT") in April 2002 so as to secure ZTT as an alliance partner capable of expediting our offering of a secure data storage service. If the negotiations are successful and we are able to begin pre-selling online data storage and replication services. These replication services will provide clients with the ability to "mirror" data at another site so that should there be a technical failure, all important data and systems can be retrieved quickly. We believe that if our negotiations are successful and we are successful in pre-selling online data storage and replication services, we will begin to generate revenue by the end of the first quarter of 2003. Once we begin to generate income, it can fund working capital and debt service from such revenues, rather than utilizing investor funds. In turn, investor funds will be utilized for capital expenditures. There can be no assurance that we will be successful in these negotiations.

      In an effort to maintain viability during this difficult transition, US Data implemented a management plan that severely reduced overhead while establishing a more cost effective means of developing, offering and maintaining a full suite of online data storage services. Part of our cost cutting effort included the relocation of its corporate office from Boca Raton to Coral Gables, as well a reduction in employee headcount from a high of 165 employees in 2001 to its current staff of 4 persons. These cost cutting measures resulted in US Data's reducing its compensation obligations from approximately $2.7 million as of September 2001, to $960,000 as September 2002.

      Full implementation of the first phase of US Data's current business plan is estimated to occur towards the end of 2002 or the early part of 2003 and will require additional capital in the range of approximately $8.9 million. We believe that should it receive a sufficient amount of capital investment, and assuming the favorable negotiation of its current debt obligations, it may be able to effectuate this phase of the business plan.

      As described below in Item 5 of Part II of this Quarterly Report on Form 10-QSB, US Data entered into an agreement with BEHEER-EN BELEGGINSMAATSCHAPPIJ SELMOK BV, a limited liability company formed under the laws of the Netherlands and GOLDEN WORLDWIDE BUSINESS CORPORATION, a limited liability company formed under the laws of the British Virgin Islands (the "New Investor Group") pursuant to which the New Investor Group is obligated to invest $7,900,000 in US Data in exchange for receipt of common stock and preferred stock of US Data. Pursuant to this agreement, Centro Inmobiliario RyC, S.L., a limited liability company organized under the laws of the Kingdom of Spain, MAPET International Foundation, Inc., a Florida non-profit corporation, Frontier Star, S.L., a limited liability company organized under the laws of the Kingdom of Spain, Inverfape, S.A., a limited liability company organized under the laws of the Dominican Republic, Jesus Guirau, S.L., a limited liability company organized under the laws of the Kingdom of Spain (collectively, the "Old Investor Group") assigned to the New Investor Group its rights and obligations with respect to its investment of up to $7,900,000 in US Data. To date, US Data has received a total of $1,000,000 in investment capital from the Old Investor Group and $1,000,000 in investment capital from the New Investor Group. There is no assurance that we will receive all of the intended proceeds of the investment described in the agreement with the New Investor Group. Moreover, there is no assurance that the new business plan will be successful and, in general, that our efforts to become profitable on a consistent basis will yield the desired results. See "Further Amendment of Amended Investor Questionnaire and Subscription Agreement, dated August 1, 2002" in Item 5 of Part II of this Quarterly Report on Form 10-QSB.

      Although we believe that the successful implementation of phase one of our current business plan could provide substantial revenues for US Data and perhaps bring US Data to profitability, we are currently facing certain outstanding liabilities, the magnitude which is not readily ascertainable. Specifically, our obligation to the Internal Revenue Service ("IRS") and various state Departments of Revenue for back payroll taxes and our outstanding obligations to Cisco Capital Systems ("Cisco") under a master equipment lease which is currently in default.

      US Data estimates that it owes the IRS and various state Departments of Revenue approximately $1 million in payroll taxes for 2000 and 2002, which includes penalties and interest. All federal payroll taxes for the year 2001 have been paid. In November 2002, we initiated discussions with the IRS for the purpose of resolving the outstanding payroll taxes issue. Certain of the proceeds from the New Investor Group have been designated for this purpose. There can be no assurance that we will be able to negotiate a settlement with the IRS on terms favorable to us.

      US Data continues in its ongoing negotiations to fully settle with Cisco relating to several existing events of default under the terms of the master lease agreement. Currently, we estimate that obligations to Cisco under the lease agreement are approximately $3.6 million. To the extent we are unable to negotiate waivers for certain default and/or reach a settlement with Cisco, Cisco will be entitled to take remedial action against us. If negotiations are not successful, it will have material adverse effect on our results of operations and financial condition. US Data will utilize a portion of the investment proceeds from the New Investor Group to discharge all obligations under the master lease agreement. See "Disposition of Assets" under Item 5 of
Part II of this Quarterly Report on Form 10-QSB .

Results of Operations

      US Data continues to be in the development stage and continues to incur losses. For the three-months ended September 30, 2002, we reported a net loss of $2,266,000 compared to a net loss of $3,001,200 for the three-month period ended September 30, 2001. For the nine-months ended September 30, 2002, we reported a net loss of $7,050,400 compared to a net loss of $8,370,100 for the nine-month period ended September 30, 2001.

      A comparison between the relevant periods shows that US Data's efforts to further reduce certain expenses between the second quarter of 2002 to the third quarter of 2002 continued to yield some results. For example, all but one of the major categories of expenses (interest) declined substantially between the periods, as US Data implemented major staff cutbacks, and terminations, as well as to outsource its technology needs. Further, the relocation of its corporate office reduced US Data's rental expense to $7,600 for the three-month period ended September 30, 2002 compared to $51,400 for the three-month period ended September 30, 2001. Technical and content costs have been reduced from the nine-month period ended September 2001 of approximately $5.8 million to the nine-month period ended September 2002 of approximately $1.2 million.

      During the three-month period ending September 30, 2002, US Data continued to operate on its reduced workforce of 4 employees. We have not yet begun to realize revenues from the data storage business.

Liquidity and Capital Resources

      US Data relies on capital raised through private placements of securities and shareholder loans.

      US Data's working capital requirements and debt service have, from inception, been funded utilizing the proceeds of (i) $8,395,800, the total amount raised by the sale of common stock and warrants, (ii) $2,470,500 from shareholder loans and other instruments, and (iii) a $500,000 commercial loan. Cash flow from these financing activities has amounted to $11,366,300.

      US Data believes, to commence implementation of its new business plan sometime towards the end of 2002 or the early part of 2003, US Data will require additional capital in the range of approximately $8.9 million. To date, $1,000,000 has been invested by the Old Investor Group. In furtherance of the new business plan, US Data entered into an agreement with the New Investor Group. Under the agreement, US Data will receive an aggregate of $7,900,000 of investment capital in exchange for the sale of certain shares of US Data to be funded no later than August 1, 2003. As of November 19, 2002, US Data has received $1,000,000 of the $7,900,000 from the New Investor Group. See "Further Amendment of Amended Investor Questionnaire and Subscription Agreement, dated August 1, 2002" in Item 5 of Part II of this Quarterly Report on Form 10-QSB.

Item 3. Controls and Procedures.

      US Data is a company still in the development stage. US Data has experienced continued net losses and, in an attempt to reduce its overhead, has been forced to reduce its workforce significantly. Currently, there are only 4 salaried employees that are situated at one site. Additionally, US Data has no subsidiaries from which to compile information. In accordance with the Sarbanes-Oxley Act of 2002, US Data maintains adequate procedures for gathering, analyzing and disclosing information pursuant to the Securities Act of 1934, as amended. In connection with the preparation of this Form 10-Q and within 90 days before filing this report, the Chief Executive Officer met with the Controller, and US Data's independent auditors, to discuss and evaluate US Data's disclosures and the effectiveness of the current process by which information required to be disclosed by US Data is accumulated and communicated to US Data's management. Based on these discussions, the Chief Executive Officer and the Controller concluded that the current process was effective and enabled US Data to disclose all material financial and non-financial information affecting its business. Both the Chief Executive Officer and the Controller agree that US Data, as it increases the size of its workforce, will need to evaluate its disclosure controls and policies on a regular basis. No significant changes were made to US Data's disclosure controls and policies that would significantly affect the process by which information required to be disclosed by US Data is accumulated and communicated to US Data's management after the date of evaluation.

                                     PART II

Item 1. Legal Proceedings.

      On August 6, 2001, AT&T, US Data's largest network provider filed suit against US Data in the US District Court for the Southern District of Florida, AT&T Corp. vs. US Data Authority, Inc., Civ-01-8715, demanding payment of $2,332,984 in total amount of outstanding charges. US Data and AT&T reached a tentative settlement, however, the parties were unable to agree to the terms of the documents designed to evidence and reflect the settlement. On August 27, 2001, AT&T disconnected the USDA network at all of the 38 locations. On September 7, 2001, US Data filed a Motion to Dismiss AT&T's complaint in the US District Court for the Southern District of Florida and on November 6, 2001, US Data filed an Answer and Counterclaim to AT&T's complaint, also in U. S. District Court for the District of Southern Florida. US Data's counterclaim in the lawsuit demands damages in excess of $40,000,000 for breach of contract, breach of fiduciary duties, trade libel and fraud. In December 2001, AT&T filed a Motion to Dismiss Counterclaim and US Data responded by filing a Memorandum of Law in Opposition to Motion to Dismiss Counterclaim on January 18, 2002. Counsel for AT&T recently requested a 30-day abatement of proceedings in order to file what would amount to "corrective" documents with the Court relating to its Memorandum of Law filed on January 18, 202. On February 21, 2002, AT&T filed an Amended Complaint. US Data filed an Answer and Affirmative Defenses to Amended Complaint on April 23, 2002. US Data intends to defend this action vigorously and press to prevail in our counterclaim. A trial date has been set for November 13, 2003.

      During the last quarter, US Data continues to negotiate the settlement of several matters with certain vendors relating to non-payment of outstanding trade payables on terms favorable to US Data.

Item 2. Changes in Securities and Use of Proceeds.

      (b) The number of authorized shares of US Data's Class A Convertible Preferred Stock (the "Preferred Stock") was increased from 2,000,000 to 22,000,000 in an Amendment to Articles of Incorporation dated May 23, 2002. The holders of the Preferred Stock are entitled to 10 votes for every one share of Preferred Stock held by them. Additionally, each share of Preferred Stock automatically converts to one share of the US Data's Common Stock, with one vote per share, on February 15, 2004 (for shares issued on or before December 31, 2001) or on April 29, 2005 (for shares issued after

December 31, 2001). Until the time of conversion, the enhanced voting rights of the Preferred Stock will dilute the voting rights of the Common Stock. None of the shares of Preferred Stock are registered.

      (c) Set forth below is a description of all equity securities of US Data sold by US Data during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

      1.    (a) On July 2, 2002, 1,000,000 shares of Common Stock were sold.

            (b) The securities were sold to Centro Inmobiliario RyC, S.L., MAPET International Foundation, Inc., Frontier Star, S.L., Inverfape, S.A., and Jesus Guirau, S.L.

            (c) The purchase price was $100,000.00 in cash. There was no underwriting discount.

            (d) This transaction was exempt under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder as a sale to accredited investors not involving a general solicitation. Purchasers were well known to a director of US Data, had a net worth or annual income to qualify as an accredited investor and, in addition, are experienced in financial or business matters.

      2.    (a) On July 2, 2002, 425,000 shares of Common Stock were exchanged.

            (b) The securities were to given to Gerald Parker.

            (c) The shares were issued to Gerald Parker for certain commissions, aggregate value of $62,139.00, owed to him pursuant to a consulting agreement.

            (d) This transaction was exempt under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering consisting of a sale to a director, officers and/or employees of the issuer familiar with the business and affairs of the issuer and, in some cases, experienced in financial and/or business matters generally.

      3.    (a) On July 16, 2002, 200,000 share of Common Stock were sold.

            (b) The securities were sold to Centro Inmobiliario RyC, S.L., MAPET International Foundation, Inc., Frontier Star, S.L., Inverfape, S.A., and Jesus Guirau, S.L.

            (c) The purchase price was $20,000 in cash.

            (d) This transaction was exempt under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder as a sale to accredited investors not involving a general solicitation. Purchasers were well known to a director of US Data, had a net worth or annual income to qualify as an accredited investor and, in addition, are experienced in financial or business matters.

      4.    (a) On July 19, 2002, 200,000 shares of Common Stock were sold.

            (b) The securities were sold to Centro Inmobiliario RyC, S.L., MAPET International Foundation, Inc., Frontier Star, S.L., Inverfape, S.A., and Jesus Guirau, S.L.

            (c) The purchase price was $20,000 in cash. There was no underwriting discount.

            (d) This transaction was exempt under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder as a sale to accredited investors not involving a general solicitation. Purchasers were well known to a director of US Data, had a net worth or annual income to qualify as an accredited investor and, in addition, are experienced in financial or business matters.

      5.    (a) On July 20, 2002, 250,000 shares of Common Stock were sold.

            (b) The securities were sold to La Jolla Cove Investors, Inc.

            (c) The shares were issued upon the exercise of warrants held by La Jolla Cove Investors, Inc. to purchase Common Stock at $0.11 per share for an aggregate purchase price of $27,500 in cash.

            (d) This transaction was exempt under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder as a sale to accredited investors not involving a general solicitation. La Jolla Cove Investors, Inc. is an institution not formed for the specific purpose of acquiring these securities and has total assets in excess of $5,000,000.

      6. (a) On September 30, 2002, 1,100,000 shares of Common Stock were sold.

            (b) The securities were sold to Centro Inmobiliario RyC, S.L., MAPET International Foundation, Inc., Frontier Star, S.L., Inverfape, S.A., and Jesus Guirau, S.L.

            (c) The investors paid certain operating expenses on behalf of the issuer in exchange for shares of US Data.

            (d) This transaction was exempt under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder as a sale to accredited investors not involving a general solicitation. Purchasers were well known to a director of US Data, had a net worth or annual income to qualify as an accredited investor and, in addition, are experienced in financial or business matters.

Item 3. Defaults Upon Senior Securities.

Currently, US Data is delinquent on the payment of loans tendered to US Data by some of the founding shareholders in US Data. Those note holders have chosen to allow US Data latitude in developing revenue production before repaying these loans. US Data has received no formal default notices on these debts.

Item 5. Other Information.

Disposition of Assets

      On August 28, 2002, US Data sold certain leased network equipment to independent third party for $177,050.00 in cash in violation of the terms of the governing lease. US Data did not hold title to the equipment that was sold. The value of the equipment was determined by arms length negotiations with the vendor. The proceeds of the sale were used for general working capital purposes and debt service to enable US Data to remain viable. Although the disposal is deemed to be a "significant disposition" because it involved the disposal of approximately 39% of US Data's assets, US Data was not utilizing this equipment in its current business and would not have utilized any of these assets in any of its future revenue producing activities based upon its current business plan.

      The sale of the leased network equipment constitutes a default under US Data's Master Agreement for Leased Equipment, dated June 30, 2000 (the "Lease"), with Cisco. US Data is currently in the process of negotiating a settlement with Cisco relating to the existing events of default under the Lease. To the extent US Data is unable to negotiate waivers for certain defaults and/or reach a settlement with Cisco, Cisco will be entitled to take remedial action against US Data. There can be no assurance that these negotiations will lead to a settlement on terms favorable to US Data. Consequently, the inability to obtain waivers with respect to the current defaults, to amend the Lease and/or reach a settlement would have a material adverse effect on US Data's financial condition and results of operations. See Financial Statements and related Notes to Financial Statements in Item I Part I of this Quarterly Report on Form 10-QSB.

Further Amendment of Amended Investor Questionnaire and Subscription Agreement, dated August 1, 2002.

      On November 1, 2002, US Data executed an Amended and Restated Investor Questionnaire and Subscription Agreement ("Amended Subscription Agreement") by and between US Data, Centro Inmobiliario RyC, S.L., a limited liability company organized under the laws of the Kingdom of Spain, MAPET International Foundation, Inc., a Florida non-profit corporation, Frontier Star, S.L., a limited liability company organized under the laws of the Kingdom of Spain, Inverfape, S.A., a limited liability company organized under the laws of the Dominican Republic, Jesus Guirau, S.L., a limited liability company organized under the laws of the Kingdom of Spain (collectively, the "Old Investor Group"), BEHEER-EN BELEGGINSMAATSCHAPPIJ SELMOK BV, a limited liability company formed under the laws of the Netherlands and GOLDEN WORLDWIDE BUSINESS CORPORATION, a limited liability company formed under the laws of the British Virgin Islands (collectively, the "New Investor Group").

      Pursuant to this Amended Subscription Agreement, the Old Investor Group assigned its rights and obligations under the Subscription Agreement dated as of February 28, 2002, as modified by Addendum No. 1 dated as of April 17, 2002 and further amended by an Agreement dated August 1, 2002 (the "Subscription Agreement") and the New Investor Group assumed those rights and obligations. Pursuant to the terms of the

Amended Subscription Agreement, the New Investor Group is obligated to invest $7,900,000 in exchange for receipt of Common Stock and Preferred Stock of US Data. Pursuant to the Amended Subscription Agreement, the New Investor Group has the rights to purchase 9,532,842 shares of Common Stock of US Data and 20,111,495 shares of Preferred Stock of US Data. The New Investor Group must purchase all of the shares no later than August 1, 2003. Assuming no additional shares of stock of US Data are issued and no options or warrants are exercised, if the New Investor Group purchases all of the shares of Common Stock and Preferred Stock of US Data under the Amended Subscription Agreement, until the automatic conversion of their Preferred Stock on April 29, 2005, it will have approximately 65.2% of the total voting power of the outstanding shares of US Data. This would constitute a change of control of US Data. Once the automatic conversion has taken place, assuming no additional shares of stock of US Data are issued and no options or warrants are exercised the New Investor Group, if the New Investor Group purchased all of the shares of Common Stock and Preferred Stock of US Data under the Amended Subscription Agreement, it will have approximately 21.0% of the total voting power of the outstanding shares of US Data. In November 2002, the New Investor Group purchased 9,532,842 shares of Common Stock and 111,495 shares of Preferred Stock for $1,000,000, which is approximately 8.9% of the total voting power of the outstanding shares of US Data, assuming no additional shares of stock of US Data are issued and no options or warrants are exercised. Pursuant to the terms of the Amended Subscription Agreement, upon the funding of $1,000,000 by the New Investor Group, the Old Investor Group received certain releases from US Data. In the event the New Investor Group does not purchase all of the shares of Common Stock and Preferred Stock required under the Subscription Agreement by August 1, 2003, all of the New Investor Group's rights to purchase such shares shall terminate.

      The current board of directors of US Data (the "Board") consists of seven
(7) members. Three (3) of the seven (7) members of the Board were designated by the Old Investor Group. The New Investor Group has agreed to accept all three
(3) of the Old Investor Group designees as their designees on the Board; therefore, the New Investor currently has three (3) designated members on the Board. When the New Investor Group has funded an aggregate of $2,000,000, in accordance with the Amended Subscription Agreement, they will be entitled to have four (4) designated members on the Board. Therefore, they will be entitled to nominate one (1) more member to the Board once they have funded $2,000,000.

      This is only a summary of the material terms of the Amended Subscription Agreement and is not intended to be a complete recitation of the Amended Subscription Agreement. You are encouraged to read the entire Amended Subscription Agreement. A copy of the Amended Subscription Agreement is filed herewith and attached hereto as an exhibit.

Relocation of the Principal Executive Office

      In September 2002, US Data moved its principal executive office to Gables International Plaza, 2655 LeJeune Road, Suite 700, Coral Cables, FL 33134. US Data leases approximately 967 square feet of office space at this location. US Data does not own or lease any other properties.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

            The Exhibits listed as applicable on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q for the period ended September 30, 2002.

      (b) Reports on Form 8-K.

            On August 20, 2002 US Data filed a Current Report on Form 8-K, dated August 20, 2002, reporting that the US Data had executed an Amendment to a Subscription Agreement with certain investors which changed some material terms of the original Subscription Agreement regarding number of shares purchased and the aggregate purchase price; and further, had entered into an Amended Engagement Agreement with US Data Authority International, Inc., an affiliated third party.

                             US Data Authority, Inc.
                  (Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2002


                                        By: /s/ Dominick F. Maggio
                                            -----------------------
                                        Dominick F. Maggio
                                        President and Chief Executive Officer

                                  CERTIFICATION

I, Dominick F. Maggio, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of US Data Authority, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls and in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002                 /s/ Dominick F. Maggio
                                        --------------------------------
                                        Dominick F. Maggio
                                        President and Chief Executive Officer

                                  CERTIFICATION

I, Robert Sepos, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of US Data Authority, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls and in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002                 /s/ Robert Sepos
                                        --------------------------------
                                        Robert Sepos
                                        Controller

                                  Exhibit Index

Exhibit No.         Description                          Sequential Page No.

    3.1--      Amended & Restated Articles of Incorporation of
               Sunvest Resorts, Inc. n/k/a US Data Authority, Inc., dated May 11, 2000.

    3.2-- Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K (File No. 000-28251) filed with the Securities and Exchange Commission on March 6, 2001).

    3.3--      Articles of Amendment to the Amended and Restated
               Articles of Incorporation, dated May 23, 2002.

    3.4 --     ByLaws of SunVest Resorts, Inc. n/k/a US Data
               Authority, Inc. (incorporated by reference to Exhibit
               2.2 of the Registrant's Registration Statement on
               Form 10-SB (File No. 000-28251) filed with the
               Securities and Exchange Commission on
               November 11, 1999).

    10.1--     Amended and Restated Investor Questionnaire and
               Subscription Agreement, dated as of November 1, 2002.