Form 10QSB/A
period 2002-09-30
US DATA AUTHORITY INC
filed 2002-11-20
CIK 1022962

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                AMENDMENT TO THE
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common stock, par value $.02 per share, 100,000,000 shares issued and outstanding as of November 20, 2002.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

================================================================================

                                TABLE OF CONTENTS

PART I ....................................................................    2

   Item 1. Financial Statements ...........................................    2

      Balance Sheets - September 30, 2002 and December 31, 2001 ...........    2

      Statements of Operations ............................................    3

      Statements of shareholders' Deficit .................................    4

      Statements of Cash Flows ............................................    5

      Notes to Unaudited Financial Statements .............................    7

   Item 2. Management's Discussion and Analysis ...........................   10

      Overview ............................................................   10

      Results of Operations ...............................................   12

      Liquidity and Capital Resources .....................................   13

   Item 3. Controls and Procedures ........................................   13

PART II ...................................................................   14

   Item 1. Legal Proceedings ..............................................   14

   Item 2. Changes in Securities and Use of Proceeds ......................   14


   Item 3. Defaults Upon Senior Securities ................................   16

   Item 5. Other Information ..............................................   16

   Item 6. Exhibits and Reports on Form 8-K ...............................   19

      Exhibits ............................................................   19

      Reports on Form 8-K .................................................   19

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
                                   (UNAUDITED)

                                                          Three Months Ended              Nine Months Ended             Cumulative
                                                             September 30,                   September 30,                Amounts
                                                      ----------------------------    ----------------------------         From
                                                          2002            2001            2002            2001           Inception
                                                      ------------    ------------    ------------    ------------     ------------
Revenues:
  Sales, net of allowances                            $     13,700    $    691,700    $    159,000    $  1,278,600     $  1,740,100

  Equipment                                                     --           4,200          12,800          19,900           43,500
                                                      ------------    ------------    ------------    ------------     ------------

                                                            13,700         695,900         171,800       1,298,500        1,783,600
                                                      ------------    ------------    ------------    ------------     ------------

Operating expenses:
  Technology and content                                   413,700       2,140,500       1,156,700       5,828,000        9,505,300

  Compensation and related benefits                        210,500         499,800         960,600       2,689,200        6,747,100

  Marketing and sales                                       (1,500)         15,900         742,900         125,900        1,926,300

  General and administrative                               230,400         579,800       2,045,300       1,242,700        4,818,600

  Interest                                                 451,000         381,700         867,500         766,900        1,824,800

  Rent                                                       7,600          51,400          72,200          99,400          254,200

  Amortization and depreciation                            209,200         293,600         628,100         708,200        1,766,100
                                                      ------------    ------------    ------------    ------------     ------------

                                                         1,520,900       3,962,700       6,473,300      11,460,300       26,842,400

  Less interest income and other                             4,900             200          14,800           2,800           79,700
                                                      ------------    ------------    ------------    ------------     ------------

                                                         1,516,000       3,962,500       6,458,500      11,457,500       26,762,700
                                                      ------------    ------------    ------------    ------------     ------------

Loss from continuing operations before other
additions and loss on sale of assets                    (1,502,300)     (3,266,600)     (6,286,700)    (10,159,000)     (24,979,100)

Other additions (deductions):
  Vendor settlements and credits                                --         265,400              --       1,788,900        1,849,800

  Loss on sale of assets (principally
  untitled asset sales)                                   (763,700)             --        (763,700)             --         (763,700)
                                                      ------------    ------------    ------------    ------------     ------------

Net loss                                              $ (2,266,000)   $ (3,001,200)   $ (7,050,400)   $ (8,370,100)    $(23,893,000)
                                                      ============    ============    ============    ============     ============

Basic and diluted loss per share of common stock:

  Loss from continuing operations                     $      (0.02)   $      (0.08)   $      (0.08)   $      (0.33)    $      (0.63)
                                                      ============    ============    ============    ============     ============

  Net loss                                            $      (0.03)   $      (0.07)   $      (0.09)   $      (0.28)    $      (0.60)
                                                      ============    ============    ============    ============     ============

Weighted average common shares outstanding              89,725,854      43,043,599      81,771,432      30,407,969       39,918,967
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
                                   (UNAUDITED)

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,             Cumulative
                                                       -------------------------     ----------------------------     Amounts From
                                                          2002          2001             2002           2001            Inception
                                                       ---------     -----------     -----------     ------------     ------------
Cash flows from operating activities:
  Sources of cash:
    Sales                                              $      --     $   358,000     $   163,600     $  1,011,400     $  1,419,700
    Interest and other                                     4,800             200          14,700            2,800           40,500
    Refund of income taxes                                    --              --              --               --           16,300
                                                       ---------     -----------     -----------     ------------     ------------

                                                           4,800         358,200         178,300        1,014,200        1,476,500
                                                       ---------     -----------     -----------     ------------     ------------

  Uses of cash:
    Technology and content                               162,300         423,400         680,100        1,280,700        2,129,100
    Compensation and related benefits                    220,100         359,800         801,100        2,549,200        5,835,300
    Marketing, selling, general and administrative       (19,000)        293,200         466,900          866,100        2,620,700
    Interest                                               4,100        (168,300)         36,600           48,800          126,600
    Rent                                                   7,600          49,500          72,200           99,400          244,200
                                                       ---------     -----------     -----------     ------------     ------------
                                                         375,100         957,600       2,056,900        4,844,200       10,955,900
                                                       ---------     -----------     -----------     ------------     ------------

Cash (used-in) operating activities                     (370,300)       (599,400)     (1,878,600)      (3,830,000)      (9,479,400)
                                                       ---------     -----------     -----------     ------------     ------------

Cash flows from investing activities:
  Sources of cash:
    Officer and employees loan repayments                     --              --              --               --           64,600
    Customer security deposits                            10,900          79,300          17,300          123,800           91,300
    Proceeds from sale of equipment (principally on
      untitled asset sales)                              265,600              --         265,600               --          265,600
                                                       ---------     -----------     -----------     ------------     ------------
                                                         276,500          79,300         282,900          123,800          421,500
                                                       ---------     -----------     -----------     ------------     ------------

  Uses of cash:
    Advances to officers and employees                        --              --              --               --          271,200
    Purchases of leaseholds, furniture, fixtures
      and equipment, less amount financed                 93,400         142,300         149,600          311,800        1,510,100
    Payments to related party                                 --              --              --               --           25,300
    Rent, utility and other security deposits                 --          63,900              --           63,900           77,000
                                                       ---------     -----------     -----------     ------------     ------------
                                                          93,400         206,200         149,600          375,700        1,883,600
                                                       ---------     -----------     -----------     ------------     ------------

Cash provided by (used-in) investing activities          183,100        (126,900)        133,300         (251,900)      (1,462,100)
                                                       ---------     -----------     -----------     ------------     ------------

Cash flows from financing activities:
  Sources of cash:
    Proceeds from:
      Sales of common stock and warrants                 140,000         577,100       1,535,500        2,595,100        8,395,800
      Shareholders loans, other and trust portion
        of payroll taxes                                  23,600              --         170,500        1,000,000        2,470,500
      Commercial loan                                         --              --              --          500,000          500,000
                                                       ---------     -----------     -----------     ------------     ------------
                                                         163,600         577,100       1,706,000        4,095,100       11,366,300
  Uses of cash:
    Payment of capitalized lease obligation and
      short term debt                                         --              --           9,000           62,000          423,500
                                                       ---------     -----------     -----------     ------------     ------------

Cash provided by financing activities                    163,600         577,100       1,697,000        4,033,100       10,942,800
                                                       ---------     -----------     -----------     ------------     ------------

Increase (decrease) in cash and equivalents              (23,600)       (149,200)        (48,300)         (48,800)           1,300

Cash and equivalents, beginning                           24,900         162,200          49,600           61,800               --
                                                       ---------     -----------     -----------     ------------     ------------

Cash and equivalents, ending                           $   1,300     $    13,000     $     1,300     $     13,000     $      1,300
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

Note 1. - Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 2001.

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

      Convertible notes and advances, shareholders and others have options to convert the outstanding loans into common stock at varying prices from $1.25 to the lowest price paid in a private placement or $0.075 per share. In addition, certain notes contain an option to convert the loans into preferred stock at $0.20 per share. During the second quarter of 2001, two (2) loans were converted into 1,250,000 shares of preferred stock. The holders of the preferred shares are entitled to 10 votes for every one share of preferred stock held by them until February 15, 2004. An unsecured convertible advance of $100,000 continues to be in dispute with management. Reference is made to the annual Form 10KSB which discloses this matter. Management is of the opinion that the dispute will be resolved in an amicable manner.

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

Note 6. - Options and Warrants

      We have granted various options and warrants totaling approximately 19,855,000 shares at option prices ranging from $0.10 to $7.25. These options and warrants expire in varying years to 2005.

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

      In March 2001, US Data took definitive steps forward in establishing itself as a company which could serve as an outsource for online data storage facility for customer data and manager of this data, for customers of all sizes trying to address the growing amount of data being generated, and the need to have secure back up of that data. The term given to such a company has been a "storage service provider". We would utilize our existing facilities and an innovative arrangement that we have entered into with Hitachi Data Systems Corporation. The arrangement provides for the supply of high-end Hitachi data storage equipment delivered to us with no upfront costs, then joining in a revenue sharing plan which would allow us to secure business. Despite ongoing facility and software development delays in launching a sales and marketing effort for this program, Hitachi has remained committed to assisting us in accordance with the terms of the agreement. We have moved to develop a service which provides managed data storage solutions to smaller and medium size business customers, both domestically and internationally. We have made a strategic decision to focus on clients in the areas of financial services and healthcare given that both industries are under pressure to produce viable alternatives to the safekeeping of their data, and secure repositories in the event of natural disaster or intentional sabotage. The data storage services will be sold through resellers and distributors. Resellers are network providers who use our data storage solutions under a private label or co-brand them with their own data storage offerings. On the secondary level, distributors will offer reseller services.

      US Data will expand upon a preliminary agreement it reached with a Panamanian based telecommunication and technology firm Zona Tecnologica y Telecomunicaciones ("ZTT") in April 2002 so as to secure ZTT as an alliance partner capable of expediting our offering of a secure data storage service. If the negotiations are successful we will be able to begin pre-selling online data storage and replication services. These replication services will provide clients with the ability to "mirror" data at another site so that should there be a technical failure, all important data and systems can be retrieved quickly. We believe that if our negotiations are successful and we are successful in pre-selling online data storage and replication services, we will begin to generate revenue by the end of the first quarter of 2003. Once we begin to generate income, we can fund working capital and debt service from such revenues, rather than utilizing investor funds. In turn, investor funds will be utilized for capital expenditures. There can be no assurance that we will be successful in these negotiations.

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

      Full implementation of the first phase of US Data's current business plan is estimated to occur towards the end of 2002 or the early part of 2003 and will require capital in the range of approximately $8.9 million. We believe that should we receive a sufficient amount of capital investment, and assuming the favorable negotiation of our current debt obligations, we may be able to effectuate this phase of the business plan.

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

      US Data believes, to commence implementation of its new business plan sometime towards the end of 2002 or the early part of 2003, US Data will require capital in the range of approximately $8.9 million. To date, $1,000,000 has been invested by the Old Investor Group. In furtherance of the new business plan, US Data entered into an agreement with the New Investor Group. Under the agreement, US Data will receive an aggregate of $7,900,000 of investment capital in exchange for the sale of certain shares of US Data to be funded no later than August 1, 2003. As of November 19, 2002, US Data has received $1,000,000 of the $7,900,000 from the New Investor Group. See "Further Amendment of Amended Investor Questionnaire and Subscription Agreement, dated August 1, 2002" in Item 5 of Part II of this Quarterly Report on Form 10-QSB.

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

      Pursuant to this Amended Subscription Agreement, the Old Investor Group assigned its rights and obligations under the Subscription Agreement dated as of February 28, 2002, as modified by Addendum No. 1 dated as of April 17, 2002 and further amended by an Agreement dated August 1, 2002 (the "Subscription Agreement") and the New Investor Group assumed those rights and obligations. Pursuant to the terms of the

Amended Subscription Agreement, the New Investor Group is obligated to invest $7,900,000 in exchange for receipt of Common Stock and Preferred Stock of US Data. Pursuant to the Amended Subscription Agreement, the New Investor Group has the rights to purchase 9,532,842 shares of Common Stock of US Data and 20,111,495 shares of Preferred Stock of US Data. The New Investor Group must purchase all of the shares no later than August 1, 2003. Assuming no additional shares of stock of US Data are issued and no options or warrants are exercised, if the New Investor Group purchases all of the shares of Common Stock and Preferred Stock of US Data under the Amended Subscription Agreement, until the automatic conversion of their Preferred Stock on April 29, 2005, it will have approximately 67.2% of the total voting power of the outstanding shares of US Data. This would constitute a change of control of US Data. Once the automatic conversion has taken place, assuming no additional shares of stock of US Data are issued and no options or warrants are exercised the New Investor Group, if the New Investor Group purchased all of the shares of Common Stock and Preferred Stock of US Data under the Amended Subscription Agreement, it will have approximately 24.4% of the total voting power of the outstanding shares of US Data. In November 2002, the New Investor Group purchased 9,532,842 shares of Common Stock and 111,495 shares of Preferred Stock for $1,000,000, which is approximately 9.4% of the total voting power of the outstanding shares of US Data, assuming no additional shares of stock of US Data are issued and no options or warrants are exercised. Pursuant to the terms of the Amended Subscription Agreement, upon the funding of $1,000,000 by the New Investor Group, the Old Investor Group received certain releases from US Data. In the event the New Investor Group does not purchase all of the shares of Common Stock and Preferred Stock required under the Subscription Agreement by August 1, 2003, all of the New Investor Group's rights to purchase such shares shall terminate.

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

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

            The Exhibits listed as applicable on the accompanying Exhibit Index are filed as part of this Amendment to the Quarterly Report on Form 10-QSB/A for the period ended September 30, 2002.

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

                             US Data Authority, Inc.
                  (Name of Registrant as Specified in Charter)

Has caused this Amendment to the Quarterly Report on Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2002


                                        By: /s/ Dominick F. Maggio
                                            -----------------------
                                        Dominick F. Maggio
                                        President and Chief Executive Officer

                                  CERTIFICATION

I, Dominick F. Maggio, certify that:

1. I have reviewed this amendment to the quarterly report on Form 10-QSB/A of US Data Authority, Inc;

2. Based on my knowledge, this amendment to the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this amendment to the quarterly report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the quarterly report (the "Evaluation Date"); and

      (c) Presented in this amendment to the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amendment to the quarterly report whether or not there were significant changes in internal controls and in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 20, 2002                 /s/ Dominick F. Maggio
                                        --------------------------------
                                        Dominick F. Maggio
                                        President and Chief Executive Officer

                                  CERTIFICATION

I, Robert Sepos, certify that:

1. I have reviewed this amendment to the quarterly report on Form 10-QSB/A of US Data Authority, Inc;

2. Based on my knowledge, this amendment to the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this amendment to the quarterly report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the quarterly report (the "Evaluation Date"); and

      (c) Presented in this amendment to the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amendment to the quarterly report whether or not there were significant changes in internal controls and in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 20, 2002                 /s/ Robert Sepos
                                        --------------------------------
                                        Robert Sepos
                                        Controller

                                  Exhibit Index

Exhibit No.         Description                          Sequential Page No.

    3.1*--     Amended & Restated Articles of Incorporation of
               Sunvest Resorts, Inc. n/k/a US Data Authority, Inc., dated May 11, 2000.

    3.2*--     Articles of Amendment to the Amended and Restated
               Articles of Incorporation.

    3.3*--     Articles of Amendment to the Amended and Restated
               Articles of Incorporation, dated May 23, 2002.

    3.4*--     ByLaws of SunVest Resorts, Inc. n/k/a US Data
               Authority, Inc.

    10.1*--    Amended and Restated Investor Questionnaire and
               Subscription Agreement, dated as of November 1, 2002.

*     Previously filed.