Form 10KSB
period 2002-12-31
US DATA AUTHORITY INC
filed 2003-05-20
CIK 1022962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2002

                        Commission File Number 000-28251

                             US DATA AUTHORITY, INC.
                 (Name of Small Business issuer in its Charter)

               Florida 65-0693150 (State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

                              150 Americas Center
                              150 SE Second Avenue
                                    Suite 404
                                 Miami, Fl 33131
                    (Address of principal executive offices)

                                 (305) 777-0500
                           (Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                                      None

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

                          Common Stock, $.02 Par Value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for the year ended December 31, 2002: $196,300.00

The aggregate market value of the voting stock held by non-affiliates, based upon the closing sales price of the Common Stock on May 16, 2003, as reported on the OTC Bulletin Board was approximately $2,700,000. Shares of Common Stock held by each officer and director and by each person who owns 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock as of May 16, 2003 was 100,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

This Annual Report on Form 10-KSB contains forward looking statements meeting the requirements of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") which involve substantial risks and uncertainties. All statements (other than the statements of historical fact), assumptions, forecasts, anticipations and expectations included or incorporated by reference in this Form 10-KSB are forward looking statements. These forward looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated, estimated or projected. Some of those uncertainties and risks are detailed in Item 7, "MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE RESULTS," and elsewhere in this Form 10-KSB. Forward looking statements can be identified by the use of words such as "anticipate," "expect," "estimate," "project," "intend," "may," "should," "will," "would," plans," "believes," "predicts," "potential," "continue" or the negatives of such words, and similar expressions or words are intended to identify forward looking statements. Although we believe that the expectations we include in such forward looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. We disclaim any obligation to update the forward looking statements contained herein, except as may otherwise be required by law.

                                     PART I

Item 1.   Description of Business

                                   Background

      We were incorporated under the name "SunVest Resorts, Inc." on August 6, 1996, through the merger of Telshare International, Inc., a publicly held Delaware corporation, and two Florida corporations, Colony Plaza Development, Inc., and Cove Development, Inc. Telshare International, Inc., had ceased operations in 1988, but maintained its publicly held status. Initially, we were engaged in the real estate business. In late April 2000, we distributed all of our assets (subject to liabilities) to our stockholders, and on May 1, 2000, we effected a merger with US Data Authority, Inc., a privately held Florida corporation. On June 23, 2000, we changed our name to US Data Authority, Inc. The merger was accounted for financial reporting purposes as a purchase.

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

      Faced with an uncertain future in the bandwidth resale and Internet access business, in the aftermath of the events of September 11, 2001, and the resulting surge in demand for data storage and security, management developed, in the fourth quarter 2001, a new business plan. The plan is to use our existing facilities and the arrangement with Hitachi Corporation to offer managed data storage solutions to smaller and medium size business customers, i.e. become what is known as a Managed Service Provider. The data storage services would be sold through resellers and, secondarily, through distributors, where the resellers are network providers who use our data storage solutions under a private label or co-brand them with their own data storage offerings.

      To expedite the technical development of this plan, the Company explored several options, including a potential merger or business alliance with a start-up data storage business, the hiring of data storage consultants, and an association with a telecommunications group who could warehouse the Company's assets while developing a more cost efficient data facility. These efforts proved totally ineffective and in fact led to the sale of leased Company assets by the telecommunications group and a subsequent legal filing against them. See
Item 3--Legal Proceedings for a description of such litigation.

      The Company has entered into a preliminary relationship with a Panamanian-based private business, Zona de Tecnologia y Telecomunicaciones, SA ("ZTT") whose primary purpose was to develop and market a complete suite of offsite Information Technology ("IT") services, including data storage and management, computer processing, and equipment collocation and management. Currently, ZTT is in the process of completing the retrofit of a 50,000 square foot facility in the Panamanian-based free zone, known as the City of Knowledge. When completed, because of its close proximity to many of the world's largest communications networks, this site will serve as a network access point ("NAP") and is planned to be finished with engineering standards that exceed those here in the United States, and suitable for customers in all majors areas of government, finance, education, healthcare and entertainment. The Company believes that ZTT fits its goals in developing data storage facilities and programs.

      On January 31, 2003, the Company entered into a preliminary agreement with ZTT, pursuant to which the Company would purchase at least 80% of the total issued and outstanding common shares of ZTT, in consideration for issuing to the shareholders of ZTT an aggregate of up to 3,000,000 shares of preferred stock of the Company and tendering $1.7 million in cash to ZTT, (ii) fund the $6 million needed to complete the retrofitting of the ZTT Panama facility, and (iii) assume certain liabilities of ZTT and issue up to 24 million shares of common stock of the Company, in consideration for the renegotiation of the terms of the outstanding debt obligations of ZTT. The consummation of the transactions contemplated in the preliminary agreement by the Company are subject to the approval of the shareholders of the Company, such approval to include the authorization of additional shares of common stock of the Company, as well being subject to additional conditions precedent. In accordance with the terms of the preliminary agreement, in the event that the Company does not wish to proceed with the consummation of the transactions, as a results of its due diligence investigation, the Company shall have the right to terminate the preliminary agreement. In the event of such termination, the Company shall have the right to retain its equity interests in ZTT in consideration for the funds that it provided to ZTT as of the date of the termination. To date, the Company has made payments with respect to the transaction in an aggregate amount equal to $1.7 million. There are no assurances that the Company will be able secure adequate funds to consummate the transaction with ZTT. Although the Company anticipates an investment of approximately $4.9 million from its current private investors, which will be used in part to fund the ZTT acquisition, there is no assurance that such private investors will make such investment.

                          Planned Products and Services

      On-Line Data Storage. In the event the Company consummates the ZTT acquisition, on-line data storage products will be developed by ZTT, which will be one of the major focuses of our business. The ZTT facility has access to unlimited network connectivity at costs representing a fraction of that in the United States. Therefore, the Company would be able to offer a cost effective secure data storage alternative and business continuance plan ("BCP") for many businesses wishing to protect their data from subtrafuge whether internally or externally motivated, or through Acts of God. In today's political and social climate, it is the Company's belief that such an alternative will be readily received worldwide.

      Collocation and Processing. Because the ZTT facility will be among the latest in design and engineering standards, the Company would be able to offer an attractive cost-savings options for businesses needing additional processing on a per-use basis, while saving on the necessary capital expenditure, and supportive labor costs. Customers could house their own computers ("collocate") within the ZTT facility with its multiply redundant power, air conditioning and unlimited bandwidth and enjoy significant cost savings. They would have all of this with the added benefit of having a complete suite of data storage service available for them. Banks and all reporting, or personnel intensive groups, do large volumes of processing and the Company is confident that when operational, the ZTT facility will offer them a very cost effective outsource.

      Network Connectivity. We will offer high-speed network connectivity for our customers through the major networks with which the ZTT facility connects. These networks include most of the major US carriers, as well as the major carriers servicing Asia, Central and South America, the Caribbean and Europe. It is the Company's plan to offer all of our services on a usage basis because there is an abundance of bandwidth, and not require customers to commit to specific monthly bandwidth contracts, such as DSL, T1, T3 or OC3 and up. The Company believes that this healthy, cost effective approach will assist in securing many customers. As the network offering is already in place in the ZTT facility, such an offering can begin when the ZTT facility retrofit is completed.

                                 Future Strategy

      In light of the Company's failed relationship with AT&T and subsequent loss of revenue, the Company committed itself to significantly reducing its overhead, seek the funding necessary to establish a technology operational arm, then support that group with management and marketing. We are still committed to entering a business model that offers high profit margins based on the overall low cost of operation in an economic free zone, in an area where skilled, bilingual labor is priced far below the US. We will utilize the majority of the proceeds from investment tendered in recent private equity placements for the acquisition of ZTT. We believe that there are many businesses who will sorely need our services, and many who will wish to "co-brand" and market them, including telecommunications carriers and Internet Service Providers (ISP), who could offer data storage for their many users wishing to store large files or the many businesses that need a cost efficient data back-up and retrieval alternative.

Item 2. Description of Property.

      We do not own any real property. On May 16, 2003, the Company relocated its executive offices to 150 Americas Center, 150 SE Second Avenue, Suite 404, Miami, Florida 33131. This space is being provided to the Company by ZTT, free of charge, until such time as the Company has entered into a lease agreement with the landlord of the building. The Company expects that its rental expense for its new office space will be reduced over its prior rental obligations.

Item 3. Legal Proceedings

      On August 6, 2001, AT&T, the Company's largest network provider filed suit against the Company in the US District Court for the Southern District of Florida, AT&T Corp. vs. US Data Authority, Inc. , Civ-01-8715, demanding payment of $2,332,984 in total amount of outstanding charges. The Company and AT&T reached a tentative settlement, however, the parties were unable to agree to the terms of the documents designed to evidence and reflect the settlement. On August 27, 2001, AT&T disconnected the USDA network at all of the 38 locations. On September 7, 2001, the Company filed a Motion to Dismiss AT&T's complaint in the US District Court for the Southern District of Florida and on November 6, 2001, the Company filed an Answer and Counterclaim to AT&T's complaint, also in
U. S. District Court for the District of Southern Florida. The Company's counterclaim in the lawsuit demands damages in excess of $40 million for breach of contract, breach of fiduciary duties, trade libel and fraud. In December, 2001, AT&T filed a Motion to Dismiss Counterclaim and the Company responded by filing a Memorandum of Law in Opposition to Motion to Dismiss Counterclaim on January 18, 2002. Counsel for AT&T recently requested a 30-day abatement of proceedings in order to file what would amount to "corrective" documents with the Court relating to its Memorandum of Law filed on January 18,
202. On February 21, 2002, AT&T filed an Amended Complaint. The Company filed an Answer and Affirmative Defenses to Amended Complaint on April 23, 2002. We intend to defend this action vigorously and press to prevail in our counterclaim. At the present time, the parties were ordered to mediation and the parties are currently discussion the scope of the mediation.

      The Company is a defendant in a lawsuit filed August 1, 2001, in the United States District Court for the District of Colorado, Webfinder Wireless, Joseph Price and Clifford Price vs. US Data Authority, Inc., Dominick F. Maggio, William Pierce and David Rappa , Civil Action No. 01 WM 1430. Plaintiffs allege willful breach of contract and negligent misrepresentation, among other things, stemming from the Company's agreement to install an OC-3 fixed fiber optic connection to the plaintiffs' network in two mountain resorts in Southwestern Colorado. The Complaint demands the return of the $32,400 deposit paid by the plaintiffs to the Company and other unspecified damages. The parties are engaged in negotiations to settle the case. We believe that the suit is without merit and will vigorously move to have the suit dismissed in case settlement negotiations fail.

      On June 21, 2001, the SEC contacted the Company by letter requesting the Company to produce documents for an informal inquiry that the SEC is conducting concerning several third parties. Pursuant to this request, the Company provided the SEC with documents on July 3, 2001. Since that time, there has been no other request made of the Company or comment tendered by the SEC.

      The Company is a defendant in a lawsuit filed on April 9, 2002, in the District Court, Fourth Judicial District, County of Hennepin, State of Minnesota, Sunrise International Leasing Corporation vs. Dominick F. Maggio. Plaintiff alleges breach of contract, stemming from the Company's failure to make payments under that certain Master Lease Agreement. The Complaint demands full payment under the Master Lease Agreement and possession of the equipment provided to the Company pursuant to the Agreement. The Plaintiff seeks damages in the approximate amount of $65,000. The defendant has denied the complaint and is currently awaiting a trial date.

      On April 15, 2003, the Company filed a civil complaint (the "Complaint") against G.E.L. International, L.C. ("GEL International"), Gregory E. Lopez, and Mario Perez, a member of the Company's Board of Directors, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the "Circuit Court"). The Complaint alleged, among other things, that GEL and Lopez had converted to their own use personal property belonging to the Company and that Mr. Perez, while a member of the Company's Board of Directors, conspired with the other defendants to convert the Company's furniture, fixtures and equipment by either permitting GEL to retain such property or by selling such property to third parties. The complaint further alleged that Mr. Perez's alleged conspiracy was motivated by a desire to delay or reduce the amount of an investment in the Company which Mr. Perez and others had undertaken to make, and that Mr. Perez's conspiracy may have effected both a conversion and civil theft causing damage to the Company, including the Company being unable to meet its obligations to lessors with respect to certain of the equipment and being subjected to damage claims and, potentially, criminal claims. At the direction of the Company, the Complaint was not served upon Mr. Perez. On April 25, 2003, a "Notice of Dropping Party" was filed on behalf of the Company with the Circuit Court dropping Mr. Perez from the Complaint. The claims against GEL International and Gregory E. Lopez remain in effect.

Item 4. Submission of Matters to a Vote of the Security Holders.

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Our common stock began trading on the OTC Bulletin Board under the symbol "USDA" during the second quarter of 2000 ("USDAE" since April 2003). The following table sets forth the range of reported high and low bid per share prices for the common stock for the periods indicated. The quotations reflect inter-dealer prices, with retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal 2001:                                   High   Low
                                               -----  ----
          1st Quarter                          1.13   1.06
          2nd Quarter                           .37    .31
          3rd Quarter                           .22    .14
          4th Quarter                           .33    .30

Fiscal 2002:

          1st Quarter                           .40    .17
          2nd Quarter                           .50    .11
          3rd Quarter                           .14    .07
          4th Quarter                           .09    .03

Fiscal 2003

          1st Quarter                            .08   .05

                                     Holders

As of March 31, 2003, we had approximately 909 holders of record of our common stock.

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

(15)  May 2001.

      (a)   Securities sold:

            (i)   Date: May 23, 2001

            (ii)  Title of Securities: Common Stock and Warrants

            (iii) Amount: 12,000,000 shares and 30,000,000 warrants (reduced to
                  10,000,000 warrants by agreement, dated February 19, 2002) to purchase shares of Common Stock of the Company at $.10 per share. The Board of Directors granted the purchasers registration rights with respect to 12,000,000 shares upon the filing of a registration statement by the Company within 90 days of purchase. As of May 20, 2003, the Company is in default in its obligations to register such shares.

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

(23)  October 2001 - January 2002.

      (a)   Securities sold:

            (i) Date: Various, during October, November and December 2001 and January 2002.

            (ii)  Title of Securities: Common Stock

            (iii) Amount: 10,609,325 shares.

      (b)   Underwriters and other purchasers:

            The purchasers were:

            Jerome Cohen, Douglas Cole, James Damato, Christopher Dunn, Reina Ender, Donald Ferreri, Bruce Fischer, Fisted Dove Excavating, Inc., Bernard Friedman, Janet Galbo, L.R. Gallo, Charles Ghirardi, Marc Kreamer, Michael Lesser, Charles J. Molinari, Jaydee Price-Kramer, Edward Riley, Troy Schneeweis, Kenneth Stevens, Cynthia Testa, Undistributed Ink, LLC, Kent Vandewater, Vee Ann, Inc., Donald Weidenfeld, Peck and Green Weiss, Allen Ancell, August Falbo, Christopher Gisonna, Louis Mansueti, David Rappa, Edward Riley, Jeannette Rita, Robert Sepos, Weidenfeld Ltd., and Barry Weisman.

      (c)   Consideration:

            The aggregate offering price was $813,750.

      (d) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Regulation D thereunder as a sale not involving any general solicitation either to the accredited investors or to purchasers that are not accredited investors (not exceeding 35 in number) in compliance with such Regulation D.

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

(25)  December 2001.

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

(28)  February 2002

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

(29)  February - March, 2002.

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

(30)  February and April 2002.

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

(31)   March and April 2002

      (a)   Securities sold:

            (i)   Date: Various dates in March and April 2002.

            (ii)  Title of Securities: Common Stock

            (iii) Amount: 1,995,000 shares

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

(32)  February and April 2002

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

(33)  March 2002

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

(34)  March 2002

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

(35)  March 2002

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

(36)  April 2002

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

(37)  April 2002

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

(38)  April 2002

      (a)   Securities sold:

            (i)   Date: April 29, 2002.

            (ii)  Title of Securities: Common Stock

            (iii) Amount: 5,000,000 shares

      (b)   Underwriters and other purchasers:

            The purchaser was:

            Centro Group. See description in Management's Discussions and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

      (c)   Consideration:

            The aggregate offering price was $500,000.

      (d) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation.

(39)  May - September 2002

      (a)   Securities sold:

            (i)   Date: May - September 2002

            (ii)  Title of Securities: Common Stock

            (iii) Amount: 5,000,000 shares

      (b)   Underwriters and other purchasers:

            The purchaser was: Centro Group. See description in Management's Discussions and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

      (c)   Consideration:

            The aggregate offering price was $500,000.

      (d) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation.

(40)  November 2002

      (a)   Securities sold:

            (i)   Date: November 15, 2002

            (ii)  Title of Securities: Common Stock/Series A Preferred Stock

            (iii) Amount: 9,532,842/111,495

      (b)   Underwriters and other purchasers:

            The purchaser was: BEHEER-EN BELEGGINSMAATSCHAPPIJ SELMOK BV and GOLDEN WORLDWIDE BUSINESS CORPORATION. See description in Management's Discussions and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

      (c)   Consideration:

            The aggregate offering price was $1,000,000.

      (d) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation.

(41)  January 2003

      (a)   Securities sold:

            (i)   Date: January 24, 2003

            (ii)  Title of Securities: Series A Preferred Stock

            (iii) Amount: 3,188,406

      (b)   Underwriters and other purchasers:

            The purchaser was: BEHEER-EN BELEGGINSMAATSCHAPPIJ SELMOK BV and GOLDEN WORLDWIDE BUSINESS CORPORATION. See description in Management's Discussions and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

      (c)   Consideration:

            The aggregate offering price was $1,100,000.

      (d) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation.

(42)  February 2003

      (a)   Securities sold:

            (i)   Date: February 7, 2003

            (ii)  Title of Securities: Series A Preferred Stock

            (iii) Amount: 2,608,696

      (b)   Underwriters and other purchasers:

            The purchaser was: BEHEER-EN BELEGGINSMAATSCHAPPIJ SELMOK BV and GOLDEN WORLDWIDE BUSINESS CORPORATION. See description in Management's Discussions and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

      (c)   Consideration:

            The aggregate offering price was $900,000.

      (d) Exemption from registration claimed. This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    Overview

      In its third year of operation, the Company continues to develop the necessary services and financial support that will allow us to adhere to its current business plan seeking to be a viable player in the data storage and business continuance field. The Company has taken these steps by entering into its relationship with the Panamanian-based Zona de Tecnologia y Telecomunicaciones SA ("ZTT"), and the continuing equity funding, amounting to approximately $3,200,000 in 2002. During that time, the Company has cut its staff by over 95%, negotiated and settled a significant portion of its outstanding debt; and secured the services of a highly experienced technical team in ZTT.

      In order to implement its business plan to offer its array of products and services in the areas of on-line data storage, collocation and processing and network connectivity, the Company seeks to consummate the acquisition of ZTT. The Company believes that once its acquisition of ZTT is consummated, it will immediate start an aggressive pre-sales campaign and marketing effort to the potential users of the services and through the potential "channel partners" who could readily sell these services to their customers worldwide. Implementation of this plan will require additional capital in the range of $6.5 to $8.5 million. While delays in receiving the needed funds have slowed down the process of consummating the transaction with ZTT, the Company still believes that it will receive sufficient capital infusions necessary to meet its purposes. There is, however, no complete assurance that we will receive the necessary funds to consummate our transaction, either through our agreement with the current group of investors or through other sources. Moreover, there is no assurance that the new business plan will be successful and, in general, that our efforts to become profitable on a consistent basis will yield the desired results.

      The Company continues to contend with its outstanding liability to the IRS for payroll taxes and our lack of compliance with the terms of our equipment lease with Cisco Systems Capital Corporation ("Cisco"). With the Company current Offer in Compromise to the IRS, the Company is hopeful that an amicable settlement will be finalized. The Company continues in its negotiations with Cisco and is hopeful that in the event that the Company acquires ZTT, the Company can re-establish its relationship with Cisco. Certain of the proceeds from the investment by the Company's current investment group have been earmarked to settle the IRS and Cisco matters, and, although the outcome is not free from doubt, management believes that a solution acceptable to the

Company can be achieved.

                              Results of Operations

For the year ended December 31, 2002, the Company continues in incur losses from operations. We reported a net loss of $9,009,400 ($0.11 per share) for the year ended December 31, 2002 compared to a net loss of $10,262,800 ($.30 per share) for the year ended December 31, 2001. As previously stated during the year, the Company, has once again changed its business plan and is entering the data storage arena.

A comparison between the periods reflects that Management's efforts to reduce expenses in 2002 did yield results. The compensation-related expenses decreased $2,194,800 from $ 3,213,300 in 2001 to $ 1,018,500 in 2002. Additionally,
Technology and Content expenses decreased substantially from $ 6,211,400 in 2001 to $ 945,600 in 2002 or $5,265,800. This was due to the elimination of specific technological based employees, contracted services and the re-structuring of US Data's network facility. While these cost savings were substantial, the non-cash expense for 2002 resulted in an increase of approximately $ 1,000,000 over 2001 due to a tangible asset impairment charge of approximately $1,241,300 to adjust capitalized leases, furniture, fixtures and equipment to its estimated fair value. While the Company continues to incur substantial losses during this past year and earlier; management continues in its philosophy to development a new business plan that eventually will evolve into an on going operating enterprise. While the net loss for the year 2002 reflected a slight improvement ($1,253,400) when compared to 2001; the current operations included unusual charges, which, in the opinion of management would be non-recurring. Those non-recurring charges amounted to approximately $2.5 million, which consists principally of loss on sale of assets of $1.2 million and an impairment allowance of $1.3 million. These charges resulted from the unauthorized sales of assets. Reference is made to notes to financial statements for additional information.

Management is continuing in its efforts to reduce expenses and is of the opinion that the results of operations for 2003 will reflect the impact of those efforts.

                         Liquidity and Capital Resources

The operations of the Company have been principally funded by private placements between 2000 and 2002. From the commencement of development stage (May 1, 2000) those private placements have generated approximately $ 9.3 million of capital. In addition, a small group of shareholders and other related parties were able to advance the Company an additional $2.9 million. These funds, principally sustained the Company as it continues to implement its business plan. The net cash used in operating activities was $2.8 million for fiscal 2002; $$4.7 million for fiscal 2001 and $10.4 million from the commencement of development stage (May 1, 2000) to December 31, 2002. All of these cash losses were funded by the capital generated from the numerous private placements and debt borrowings from a small group of investors. The improvement from fiscal 2001 to 2002 was strictly attributable to the winding down of the old business and the development of the new business plan in the area of data storage.

For fiscal 2002, the Company had net cash used in investing activities of $158,800. The principal source of investing funds was generated by the unauthorized sale of assets ($243,700). Once again this was an improvement from fiscal 2001, which had cash used in investing activities of $170,400. Total cash used from investing activities from inception of development stage (May 1, 2000) to December 31, 2002 was $1.8 million.

Financing activities provided the cash flows required for operations and investing activities. For fiscal 2002, cash provided by financing activities amounted to $3.2 million as compared to $4.9 million for fiscal 2001. From inception of development stage, financing activities generated $12.4 million.

Management anticipates that for the ensuing year (2003) and possibly into 2004, the Company may require about $6.5 to $8.5 million to emerge from development stage. This would include the purchase of ZTT also in the development stage. Reference is made to notes to financial statements which discloses this transaction. It is the opinion of management that the working capital required for this purchase will be generated by its agreement entered into in November 2002 with its new investor group.

On February 28, 2002 the Company entered into an agreement (the "Purchase Agreement"), with the Centro Group, consisting of Centro Inmobiliario RYC, S.L., a limited liability company organized under the laws of the Kingdom of Spain ("Inmobiliario"), MAPET International Foundation, Inc., a Florida non-profit corporation ("MAPET"), FRONTIER STAR, S.L., a limited liability company organized under the laws of the Kingdom of Spain ("FRONTIER STAR"), INVERFAPE, S.A., a limited liability company organized under the laws of the Dominican Republic ("INVERFAPE"), Jesus Guirau, S.L., a limited liability company organized under the laws of the Kingdom of Spain ("Jesus Guirau") (Inmobiliario, MAPET, FRONTIER STAR, INVERFAPE, and Jesus Guirau are sometimes collectively referred to hereinafter as the "Centro Group"), as amended. Under the Purchase Agreement, the Investors were to purchas and agreed to purchase from the Company, eighteen (18) tranches (i) 10,000,000 shares of Common Stock, and (ii) 20,000,000 shares of Series A Preferred Stock (the "Preferred Stock") for the aggregate price of $18,400,000. The Common Stock would be purchased for $0.16 per share and the Preferred Stock would be purchased for $0.84 per share. Under the Agreement, the Centro Group will divide the rights and obligations under the Purchase Agreement as follows: Inmobiliario (37.5%); MAPET (37.5%); FRONTIER STAR (10.0%); INVERFAPE (10.0%); and Jesus Guirau (5.0%).

The closing of the first partial funding of the Purchase Agreement occurred on April 29, 2002. At this closing, the Centro Group purchased a total of 5,000,000 shares of Common Stock for $500,000. Thereafter, the Company received the next $500,000 throughout the months of May through September 2002. On about the first of November, the above stated Purchase Agreement was re-negotiated due to the tax implication to the Company of the Option portion of this finance package. The new Subscription Agreement, dated November 1, 2002 was ratified by the Company's Board of Directors and resulted in the replacement of the $18,400,000 funding for a restructured funding in the amount of $8,900,000. All previously funded dollars and shares earned would become a base for this new agreement, thus leaving a balance due to be funded to US Data in the amount of $7,900,000. This new investment agreement replaced not only the previous funding base but also inserted a new set of investors.

The new investment agreement was a reassignment of the terms and conditions of the previous agreement and these terms were accepted by the new investors (the "New Investors"): BEHEER-EN BELEGGINSMAATSCHAPPIJ SELMOK BV and GOLDEN WORLDWIDE BUSINESS CORPORATION, companies formed in the NETHERLANDS and BRITISH VIRGIN ISLANDS, respectively. These two companies, represented by M. Mario Perez as their Power of Attorney, equally accepted liability of funding the remaining $7,900,000.00. Funds would be tendered as requested by a Finance Committee appointed by the Board of Directors of the Company, and made up of a Company director and representative of the Perez family, the President/CEO, and the Company Controller. Of this amount, the New Investors tendered $1,000,000 on November 15, 2002, thus leaving a balance due to be funded to the Company in the amount of $6,900,000 as of December 31, 2002.

As a result of the new investment agreement, potential funds available for financing decreased about $10.5 million. Management does not anticipate that this loss in potential financing would have a significant impact on the future emergence from development stage, if the new business plan can be implemented without delay and if both the new investor group can or will honor their obligations under the new agreement in a timely manner and if the acquisition of ZTT can be completed also in a timely manner.

After the initial investment by the Centro Group, back on April 29, 2002, as agreed upon by the parties to the Purchase Agreement in order for the Investors to gain majority representation of the Board of Directors, the Investors were entitled to nominate five persons to be elected to the Board of Directors. On that date, upon resolution by the Board of Directors, the Board of Directors agreed to expand the number of its members from seven to nine. After passing this resolution, five of the seven directors resigned and seven new directors were elected to fill the vacancies, five of whom were nominated by the Centro Grouop. The newly constituted Board of Directors consists of Messrs. Robert M. Beaton, Juan F. Casas, Michael A. Cutler, William C. Davis, III, Eliu Dreszer, Martin Laburu, Dominick F. Maggio, Charles Molinari and Mario Perez. Messrs. Casas, Davis, Laburu, and Perez were the Investors' nominees. The newly constituted Board of Directors named Mr. Cutler to serve as its chairman and Mr. Maggio to serve as President and CEO of the Company.

Since this time, four Board members resigned and were replaced. Citing working conflicts and time constraints, Juan F. Casas, Eliu Dreszer and William C. Davis, III resigned. Additionally, the Investors requested that one of their nominees, Martin Laburu, step aside in favor of Enrique Miranda, Esquire. Mr. Laburu did so. Appointed to the Board by the Investors were: Mauricio von Luxburg and Daniel Shamy, Esquire. As such, the Investors now hold four of eight filled Board seats, having named Mssrs. Miranda, Perez, Shamy and von Luxburg. As of December 31, 2002, the USDA Board of Directors consisted of: Michael Cutler, Chairman; Robert M. Beaton; Dominick F. Maggio; Enrique Miranda, Esquire; Charles Molinari; Mario Perez; Daniel J. Shamy, Esquire; and Mauricio von Luxburg.

In conjunction to the wishes of the Centro Group, on March 7, 2002, the Company entered into a marketing agreement (the "Marketing Agreement") with US DATA International Development, Inc. ("US DATA International"), a Florida corporation that is controlled by the Investors. Pursuant to the terms of the Marketing Agreement, US DATA International will provide all international marketing and sales coordination of the Company's products and services. The initial term of the Marketing Agreement is for three years and the agreement will automatically renew for additional 12-month periods unless either party provides the other with written notice of its intent to cancel the agreement within 90 days of the anniversary date of the agreement. US DATA International will be paid $100,000 per month for the life of the agreement. In addition, during the initial three-year term, US DATA International will receive an amount equal to three percent (3%) of the Company's gross sales through March 7, 2005. Additionally, pursuant to the terms of the Marketing Agreement, the Company will grant US DATA International (i) 1,000,000 shares of Common Stock, and (ii) options for up to 3,000,000 shares of Common Stock, which shall vest immediately upon grant and be exercisable at certain prices and under certain terms and conditions for five years.

Item 7. Financial Statements.



                             US DATA AUTHORITY, INC.

                      (A COMPANY IN THE DEVELOPMENT STAGE)

                          INDEPENDENT AUDITORS' REPORT

                                       AND

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                       AND

             CUMULATIVE AMOUNTS FROM INCEPTION OF DEVELOPMENT STAGE

                     (MAY 1, 2000) THROUGH DECEMBER 31, 2002

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                    CONTENTS


                                                                            PAGE

Independent auditors' report                                                 1-2

Financial statements:
  Balance sheets                                                               3

  Statements of operations                                                     4

  Statements of shareholders' deficit                                          5

  Statements of cash flows                                                   6-7

  Summary of significant accounting policies                                8-10

  Notes to financial statements                                            11-27

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
US Data Authority, Inc.
Boca Raton, Florida

We have audited the accompanying balance sheets of US Data Authority, Inc. (a company in the development stage) as of December 31, 2002 and 2001 and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception of development stage (May 1, 2000) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Data Authority, Inc. at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and from inception of development stage (May 1, 2000) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Board of Directors and Shareholders
US Data Authority, Inc.
Boca Raton, Florida

Page 2

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 of notes to financial statements, the Company has reported working capital and equity deficiencies, has experienced net losses for the year ended December 31, 2002 of $9,009,400 and has experienced a loss from continuing operations from inception of development stage (May 1, 2000) to December 31, 2002 of $25,852,000. In addition, the Company's principal sources of cash flows from inception of development stage (May 1, 2000) to December 31, 2002 have been through the sales of its common shares and warrants ($9,395,800) and from borrowings under financing activities ($3,464,900). No assurances can be given to the continuation of the sales of securities or continued ability to obtain short or long-term borrowings to maintain the Company's present cash flow requirements. The Company's recurring losses from operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3 of notes to financial statements. To date the Company has been dependent on a major shareholder group for debt and equity financing. There is no assurance that this shareholder group will continue as a source of new funds. The Company's ability to achieve the elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The Company is in default of it financing arrangements under capitalized lease obligations, convertible notes and is in arrears with amounts due for past payroll taxes. During the current year, a representative of an investor group sold Company assets (equipment under capitalized leases) to related and third parties without satisfying the related liens. These actions were unauthorized transactions and not recorded in a timely manner to maintain accountability. The Board of Directors has not taken any actions to seek full remedy. All these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

s/Hixson, Marin, DeSanctis & Company, P.A.

North Miami Beach, Florida
March 29, 2003 (except for the ninth paragraph
Of note 3, the date of which is April 10, 2003)

                            US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                  BALANCE SHEETS - DECEMBER 31, 2002 AND 2001


                                         ASSETS
                                                                                                    2002              2001
                                                                                                ------------     ------------
Current assets:
  Cash and equivalents                                                                          $    296,900     $     49,600

  Accounts receivable, less allowance for doubtful
    collections of $32,900 in 2002                                                                       200           15,900

  Other current asset                                                                                151,700           22,400
                                                                                                ------------     ------------

                    Total current assets                                                             448,800           87,900

Equipment under capitalized leases, less allowance for
  tangible asset impairment of $794,400 in 2002                                                      198,600        2,539,700

Leaseholds, furniture, fixtures and equipment                                                         42,100        1,255,900

Deposit on purchase of ZTT                                                                           400,000               --

Other assets                                                                                           4,300           77,000
                                                                                                ------------     ------------

                                                                                                $  1,093,800     $  3,960,500
                                                                                                ============     ============

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Federal and states payroll taxes payable, including penalties and interest, all in arrears    $  1,003,900     $    713,900

  Capitalized lease obligations, in default                                                        3,625,300        3,625,300

  Installment insurance contracts payable                                                             31,500               --

  Accounts payable, substantially in arrears                                                       1,423,400        1,909,800

  Accounts payable under dispute, AT&T                                                             3,433,100        3,433,100

  Accrued liabilities                                                                              2,605,000        1,658,800

  Convertible notes/advances payable, shareholders and other, in default                           2,312,000        2,050,000

  Due to related party, in default                                                                    25,300           25,300
                                                                                                ------------     ------------

                    Total current liabilities                                                     14,459,500       13,416,200
                                                                                                ------------     ------------

Background, business, discontinued operations, summary of certain risks and uncertainties, transactions with related parties, commitments and subsequent events (Notes 1,2, 3, 6, 9, 10 and 11)

Shareholders' deficit:
  Preferred stock, Series A, $1.00 par; authorized 30,000,000
  shares; 1,361,495 shares issued in 2002; 1,250,000 shares issued in 2001                         1,361,500        1,250,000

  Common stock, $.02 par, authorized 100,000,000
  shares; issued and outstanding 100,000,000 shares
  in 2002 and 59,484,849 shares in 2001                                                            2,000,000        1,189,700

  Capital in excess of par                                                                        10,120,500        6,002,900

  Deficit                                                                                           (930,200)        (930,200)

  Accumulated deficit during the development stage                                               (25,852,000)     (16,842,600)
                                                                                                ------------     ------------

                                                                                                 (13,300,200)      (9,330,200)

  Escrow performance shares                                                                          (65,500)        (125,500)
                                                                                                ------------     ------------

                                                                                                 (13,365,700)      (9,455,700)
                                                                                                ------------     ------------

                                                                                                $  1,093,800     $  3,960,500
                                                                                                ============     ============

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS
 YEARS ENDED DECEMBER 31, 2002 AND 2001 AND CUMULATIVE AMOUNTS FROM INCEPTION OF
            DEVELOPMENT STAGE (MAY 1, 2000) THROUGH DECEMBER 31, 2002

                                                                                                        Cumulative
                                                                                                       Amounts From
                                                                          2002             2001      Inception To Date
                                                                     ------------     ------------   -----------------
Revenues:
  Sales, net of allowances                                           $    196,300     $  1,457,000     $  1,777,400

  Equipment                                                                12,800           30,700           43,500
                                                                     ------------     ------------     ------------

                                                                          209,100        1,487,700        1,820,900
                                                                     ------------     ------------     ------------

Operating expenses:
  Technology and content                                                  945,600        6,211,400        9,294,200

  Compensation and related benefits                                     1,018,500        3,213,300        6,805,000

  Marketing and sales                                                     856,600          416,000        2,040,000

  General and administrative                                            2,369,100        1,942,700        5,142,400

  Interest                                                                839,100          826,900        1,796,400

  Rent                                                                     82,400          118,900          264,400

  Amortization, depreciation and tangible asset impairment charge       1,931,400          910,800        3,069,400

                                                                     ------------     ------------     ------------
                                                                        8,042,700       13,640,000       28,411,800

Less interest income and other                                             53,800           39,700          118,700
                                                                     ------------     ------------     ------------

                                                                        7,988,900       13,600,300       28,293,100
                                                                     ------------     ------------     ------------

Loss from operations before other additions                            (7,779,800)     (12,112,600)     (26,472,200)

Other additions, vendor settlements and credits                                --        1,849,800        1,849,800
                                                                     ------------     ------------     ------------

Loss from operations before loss on sale of assets                     (7,779,800)     (10,262,800)     (24,622,400)

Loss on sale of assets                                                  1,229,600        1,229,600
                                                                     ------------     ------------     ------------

Net loss                                                             $ (9,009,400)    $(10,262,800)    $(25,852,000)
                                                                     ============     ============     ============

Income (loss) per share of common stock:
  From operations
    Basic and diluted                                                $      (0.09)    $      (0.30)    $      (0.55)
                                                                     ============     ============     ============

Net (loss) per share of common stock:

  Basic and diluted                                                  $      (0.11)    $      (0.30)    $      (0.58)
                                                                     ============     ============     ============

Weighted average common shares outstanding                             85,164,631       34,546,768       44,562,165
                                                                     ============     ============     ============

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
 YEARS ENDED DECEMBER 31, 2002 AND 2001 AND CUMULATIVE AMOUNTS FROM INCEPTION OF
            DEVELOPMENT STAGE (MAY 1, 2000) THROUGH DECEMBER 31, 2002

                                                                               Preferred Stock                     Common Stock
                                                                        ---------------------------     ----------------------------
                                                             Total         Shares          Amount          Shares          Amount
                                                         ------------   ------------   ------------     ------------   ------------
Balance, beginning, January 1, 2001                      $ (3,028,500)            --   $         --       20,000,159   $    400,000

Year ended December 31, 2001:

Add (deduct):

Proceeds from:
  Sales of common stock                                     3,195,900                                     33,972,056        679,400

  Sale of warrant                                              62,500

Issuance of common stock for:
  Security performance bond                                        --                                        526,316         10,500

  Professional services                                        62,000                                        636,318         12,800

  Payroll                                                     112,500                                      1,500,000         30,000

  Marketing                                                   207,300                                      2,900,000         58,000

Issuance of preferred stock for shareholder loans             250,000      1,250,000      1,250,000                      (1,000,000)

Redemption and retirement of common shares as
repayment of employee advances                               (139,600)                                       (50,000)        (1,000)

Utilization of security performance bond for
non-performance                                                85,000

Net loss from continuing operations                       (10,262,800)
                                                         ------------   ------------   ------------     ------------   ------------

Balance, ending, December 31, 2001                         (9,455,700)     1,250,000      1,250,000       59,484,849      1,189,700

Year Ended December 31, 2002:

Add (deduct):

Proceeds from:
  Sale of common stock                                      3,467,000                                     25,029,090        500,600

  Sale of preferred stock at a discount
    for private investment of common stock                     46,700                                        111,495        111,500

  Issuance of common stock for:
    Shareholders interest                                     172,400                                      2,590,000         51,800

    Shareholder loan                                          301,000                                      5,389,817        107,800

    Payroll                                                   109,900                                      1,370,000         27,400

    Marketing, sales, commissions and other operating         822,800                                      5,218,333        104,400

    Professional services                                      16,000                                         66,683          1,300

    Accounts payable and other                                 76,100                                        601,228         12,000

    Warrants                                                   27,500                                        250,000          5,000

Utilization of escrow performance shares                       60,000

Net loss                                                   (9,009,400)

                                                         ------------   ------------   ------------     ------------   ------------
Balance, ending, December 31, 2002                       $(13,365,700)     1,361,495   $  1,361,500      100,000,000   $  2,000,000
                                                         ============   ============   ============     ============   ============


                                                                                           Accumulated
                                                            Capital                      Deficit During         Escrow
                                                           in excess                       Development       Performance
                                                             of par         Deficit           Stage             Shares
                                                         ------------    -------------    --------------   -------------
Balance, beginning, January 1, 2001                      $  4,081,500    $   (930,200)    $ (6,579,800)    $         --

Year ended December 31, 2001:

Add (deduct):

Proceeds from:
  Sales of common stock                                    2,516,500

  Sale of warrant                                             62,500

Issuance of common stock for:
  Security performance bond                                  200,000                                           (210,500)

  Professional services                                       49,200

  Payroll                                                     82,500

  Marketing                                                  149,300

Issuance of preferred stock for shareholder loans

Redemption and retirement of common shares as
repayment of employee advances                              (138,600)

Utilization of security performance bond for
non-performance                                                                                                  85,000

Net loss from continuing operations                                                       (10,262,800)
                                                        ------------    ------------     ------------     ------------
Balance, ending, December 31, 2001                         6,002,900        (930,200)     (16,842,600)        (125,500)

Year Ended December 31, 2002:

Add (deduct):

Proceeds from:
  Sale of common stock
                                                           2,966,400
  Sale of preferred stock at a discount
    for private investment of common stock
                                                             (64,800)
  Issuance of common stock for:
    Shareholders interest
                                                             120,600
    Shareholder loan
                                                             193,200
    Payroll
                                                              82,500
    Marketing, sales, commissions and other operating
                                                             718,400
    Professional services
                                                              14,700
    Accounts payable and other
                                                              64,100
    Warrants
                                                              22,500
Utilization of escrow performance shares                                                                         60,000

Net loss                                                                                    (9,009,400)

                                                         ------------    ------------     ------------     ------------
Balance, ending, December 31, 2002                       $ 10,120,500    $   (930,200)    $(25,852,000)    $    (65,500)
                                                         ============    ============     ============     ============

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
 YEARS ENDED DECEMBER 31, 2002 AND 2001 AND CUMULATIVE AMOUNTS FROM INCEPTION OF
            DEVELOPMENT STAGE (MAY 1, 2000) THROUGH DECEMBER 31, 2002

                                                                                                      Cumulative
                                                                                                      Amounts From
                                                                         2002             2001      Inception To Date
                                                                    ------------     ------------   -----------------
Cash flows from operating activities:
  Sources of cash:
    Sales                                                           $    257,100     $  1,180,600     $  1,513,200
    Interest                                                                 200            3,000           26,000
    Refund of income taxes                                                    --           16,300           16,300
                                                                    ------------     ------------     ------------

                                                                         257,300        1,199,900        1,555,500
                                                                    ------------     ------------     ------------

  Uses of cash:
    Technology and content                                               526,700        1,295,400        1,975,700
    Compensation and related benefits                                    803,600        3,115,200        5,837,800
    Marketing, selling, general and administrative                     1,591,600        1,278,900        3,745,400
    Interest                                                              30,300           90,000          120,300
    Rent                                                                  71,500          118,900          243,500
                                                                    ------------     ------------     ------------

                                                                       3,023,700        5,898,400       11,922,700
                                                                    ------------     ------------     ------------

Cash (used-in) operating activities                                   (2,766,400)      (4,698,500)     (10,367,200)
                                                                    ------------     ------------     ------------

Cash flows from investing activities:
  Sources of cash:
    Officer and employees loan repayments                                     --               --           64,600
    Customer security deposits                                                --           15,000           74,000
    Proceeds from sale of assets                                         243,700               --          243,700
                                                                    ------------     ------------     ------------

                                                                         243,700           15,000          382,300
                                                                    ------------     ------------     ------------

  Uses of cash:
    Advances to officers and employees                                        --               --          271,200
    Purchases of leaseholds, furniture, fixtures and equipment,
      less amount financed                                                 1,500          163,800        1,362,000
    Payments to related party                                                 --               --           25,300
    Deposit on purchase of ZTT and other security depoisits              400,000           21,600          477,000
                                                                    ------------     ------------     ------------

                                                                         401,500          185,400        2,135,500
                                                                    ------------     ------------     ------------

Cash (used-in) investing activities                                     (157,800)        (170,400)      (1,753,200)
                                                                    ------------     ------------     ------------

Cash flows from financing activities:
  Sources of cash:
    Proceeds from:
      Sales of preferred stock, common stock and warrant               2,535,500        3,258,400        9,395,800
      Shareholders, related party loans and other                        604,500        1,200,000        2,904,500
      Commercial and installments loans                                   60,400          500,000          560,400
                                                                    ------------     ------------     ------------

                                                                       3,200,400        4,958,400       12,860,700
  Uses of cash:
    Payments on capitalized lease obligation and short term debt          28,900          101,700          443,400
                                                                    ------------     ------------     ------------

Cash provided by financing activities                                  3,171,500        4,856,700       12,417,300
                                                                    ------------     ------------     ------------

Increase (decrease) in cash and equivalents                              247,300          (12,200)         296,900

Cash and equivalents, beginning                                           49,600           61,800               --
                                                                    ------------     ------------     ------------

Cash and equivalents, ending                                        $    296,900     $     49,600     $    296,900
                                                                    ============     ============     ============

                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
 YEARS ENDED DECEMBER 31, 2002 AND 2001 AND CUMULATIVE AMOUNTS FROM INCEPTION OF
            DEVELOPMENT STAGE (MAY 1, 2000) THROUGH DECEMBER 31, 2002

                                                                                                                      Cumulative
                                                                                                                      Amounts From
                                                                                       2002              2001      Inception To Date
                                                                                    ------------     ------------  -----------------
Reconciliation of net (loss) to cash (used-in) operating activities:

Net (loss)                                                                          $ (9,009,400)    $(10,262,800)    $(25,852,000)
                                                                                    ------------     ------------     ------------

Adjustments to reconcile net (loss) to cash (used-in) operating activities:
  Amortization and depreciation                                                          750,100          910,800        1,888,100

  Provision for tangible asset impairment charge                                       1,241,300               --        1,241,300

  Loss on sales and abandonment equipment (principally unauthorized asset sales)       1,229,600           30,900        1,260,500

  Provision for doubtful collections                                                      32,900           (2,600)          33,100

  Other operating activities, principally fees                                         2,375,700          466,800        2,842,500

  Changes in assets and liabilities:
    Accounts receivable                                                                   12,300           44,800            8,300

    Advances to officers, employees and other current assets                            (116,300)          10,000          (39,900)

    Accounts payable                                                                    (228,800)       2,612,900        5,024,200

    Accrued liabilities                                                                  946,200        1,490,700        3,226,700
                                                                                    ------------     ------------     ------------

                   Total adjustments                                                   6,243,000        5,564,300       15,484,800
                                                                                    ------------     ------------     ------------

Cash (used-in) operating activities                                                 $ (2,766,400)    $ (4,698,500)    $(10,367,200)
                                                                                    ============     ============     ============

Schedule of non-cash investing and financing activities:

Non-cash investing activity:
  Purchases of leaseholds, furniture, fixtures, equipment
    and capitalized leases, net of payments                                         $         --     $    743,200     $  3,450,700
                                                                                    ============     ============     ============

Non-cash financing activities:
  Issuance of common stock on purchase of USDA                                                                        $    209,600
                                                                                                                      ============

  Common stock issued for services and escrow performance shares                    $  1,284,700     $    466,800     $  1,751,500
                                                                                    ============     ============     ============

  Issuance of preferred stock for shareholder loans                                 $    301,000     $  1,250,000     $  1,551,000
                                                                                    ============     ============     ============

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

Basis of accounting:

      US Data Authority, Inc. (the Company) prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

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

Impairment of long-lived assets:

      Long-lived assets and identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the assets are less than the carrying amounts, an impairment loss is recognized equal to the difference between the assets fair value and the carrying amount. Under those circumstances, an allowance for tangible asset impairment would be charge to operations.

Revenue recognition:

      Revenues were recognized, monthly, when service was provided to the customer, who had executed a service agreement and authorizes access. If the Company were successful in developing its new data storage technology, contract revenues would be recognized ratably over the life of each contract.

Cash and equivalents:

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

Leaseholds, furniture, fixtures, equipment, capitalized leases and depreciation:

      Leaseholds, furniture, fixtures and equipment are stated at cost, less accumulated amortization and depreciation. Depreciation expenses are computed using the straight-line method based on the estimated useful lives of the depreciable assets. The Company amortizes its leasehold improvements over thirty-nine (39) years; depreciates furniture, fixtures and equipment over five (5) to seven (7) years. Equipment held under capital leases are classified as equipment under capitalized leases and amortized using the straight-line method over a five (5) year period. Lease amortizations are included in depreciation expense.

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

Excess of costs over net assets acquired (goodwill):

      The excess of costs over net assets acquired (goodwill) represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. Statement of Financial Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets", requires that goodwill acquired in a business combination after June 30, 2001, shall not be amortized. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line method over seven (7) years. SFAS 142 also provides guidance about how to determine and measure goodwill and intangible asset impairment, and requires additional disclosure of information about goodwill and other intangible assets. During the year ended December 31, 2001, management has determined that the value of its intangible asset has been substantially impaired due to the change in its market and has accordingly written down the goodwill to fair value. Future discounted future cash flows were utilized to determined fair value.

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

      For income tax purposes, the Company utilizes accelerated methods of depreciation and recognizes its capitalized lease payments as a period cost versus the amortization of capitalized leases.

Per share amounts:

      Basic loss per share, from continuing and discontinued operations are computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share are computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average price during the reporting period. For the years ended December 31, 2002 and 2001, options and warrants were excluded from the computation of diluted loss per share due to their antidilutive effect.

                            US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

Stock based compensation:

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Standards No. 123, (SFAS No.123) "Accounting for Stock- Based Compensation." APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company follows SFAS No. 123 in accounting for stock options issued to non-employees.

Accounting pronouncements:

      The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and, is effective for the fourth quarter of 2000. SAB 101 is not expected to have a material effect on the Company's results of operations, financial position and cash flows. The Company has adopted various new standards as promulgated by the Financial Accounting Standards Board
      (FASB) through the issuance Statements of Financial Accounting Standards
      (SFAS). The Company also adopted various new Statements of Position (SOP) issued by the American Institute of Certified Public Accountants. Adoption of these various new FASB's and SOP's did not have an impact on the Company's financial statements.

Reclassifications:

      In order to facilitate comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

                            US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1.    Organization, background and business:

      US Data Authority, Inc. (USD or the Company) was incorporated in the State of Delaware on March 5, 1985. On August 2, 1996, a wholly owned subsidiary was organized under the Laws of the State of Florida under the same corporate name. During 1996, the Delaware and Florida corporations entered into a statutory merger with the Florida Corporation as the survivor. As a result of the merger, USD issued 2,500,000 shares of its $0.02 par value to the then existing shareholders. On May 1, 2000, the Company acquired the assets subject to liabilities of a Company in the development stage, which was originally incorporated on January 15, 1999, in exchange of its common stock. The acquisition was accounted for by the purchase method. Accordingly, the Statement of Operations includes the operating results of USD from May 1, 2000 forward. The assets acquired and liabilities assumed were recorded at fair values, which did not exceed original cost. The excess of cost over net assets acquired was being amortized to future periods over a seven- (7) year life using the straight-line method. A condensed summary of assets and liabilities purchased is as follows:

      Identifiable assets:
        Acounts receivable, security deposits et al      $ 72,100
        Leaseholds, furniture, fixtures and equipment     188,500
                                                         --------
                                                          260,600
                                                         --------

      Liabilities assumed:
        Accounts payable                                  340,000
        Accruals                                           30,500
                                                         --------
                                                          370,500
                                                         --------

      Excess of cost over net assets acquired            $109,900
                                                         ========

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

      Management originally developed a new business plan, based on its existing facilities and customers. Accordingly, management was in the process of converting the Company from a traditional network/bandwidth provider, to a full Managed Service Provider (MSP) with a managed service offering of managed data storage. These data storage services were to be sold through a reseller and agent distributions, which would allow service providers to generate private labels or co-brand their own storage service offerings.

                           US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1.    Organization, background and business (continued):

      It was management's intention to utilize its existing facilities and customer relationships to offer data storage through a set of Internet Protocol (IP) based services. Those services would have included IP Disk on Demand, IP File Sharing Services, IP Backup, and Restore Services. In management's opinion, this would have allowed the Company to immediately provide data storage to its existing customers, which could have generated supplemental revenues of bandwidth. By utilizing its present facilities and customer base, the Company would have been better able to leverage its present facilities and expand its future services. Due to circumstances beyond its control, management was unable to utilize it's current facilities to implement its new business plan. As an alternative, the Company started to seek an alternative site to implement its business plan for data storage.

      As an alternate, the Company commenced a dialogue with another development stage company located in Panama City, Panama. The Panamian company, Zona de Tecnologica y Telecomunicaciones, S.A. (ZTT) is in the process of leasing its facilities and building out a full service data retention center in Panama City, Panama. The center will be of a "bunker style" for additional security, due to the worldwide atmosphere resulting from September 11. Management has developed a business continuance plan, which will market this secured facility to business and government, worldwide. Any contracted services would be tailored to the individual requirements of any enterprise (business or government) in order to enhance security. On line, delivery storage will be measured in gigabytes and terabytes, not megabytes. Customers will be contracted for specific services and billed monthly. The new facility will also be able to provide additional redundancy to existing systems presently in use by business and government. That redundancy would be located outside the continental United States for additional security. It is management's opinion that the worldwide market for data retention is unlimited.

      USD will change its operations from bandwidth to bandwidth/data storage. Management does not consider the change to be a discontinued operation.

      Since the changes of operations in April 2000 and September 2001, the Company has reverted and continues to be a development stage enterprise. Since September 2001, USD has been executing a new business continuance plan to develop its data storage facilities with ZTT. Management has been renegotiating its relationships with major equipment suppliers as part of this plan. To-date, USD had yet to commence its principal planned operations and from inception of development stage (May 1, 2000) had only generated auxiliary revenues to defray the cost of its planned operations (past and present). It is the intent of USD's management that meaningful operations could be generated no later than the end of 2003, which should then take the Company out of development stage. The Company has financed its operations during the development stage from the sale of its common stock and from borrowings from related and unrelated parties and financing through creditors. Subsequent to December 31, 2002, the Company received additional funds from a related party of approximately $2,000,000 as additional capital or working capital. There can be no assurances that the Company will be out of development stage by the end of 2003 or that it will continue to receive funding or financing.

      Management has estimated that it would require approximately $6.5 million of additional capital to emerge from development stage. This amount is in excess of subsequent receipts to March 29, 2003. There are no assurances that the Company will be able to raise the additional capital requirements.

                           US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

2.    Discontinued operations:

      During the first quarter of 2000, management announced its decision to exit the real estate business and enter the Internet business and subsequently to the internet/data storage. This was effective from May
      1, 2000 to date. As a result of these changes in business operations from real estate to internet/data storage, the Company had restated prior year's Statement of Operations to present the former real estate operations as income from discontinued operations. For the year ended December 31, 2000 net income from discontinued operations was $234,900 and has been reflected as part of deficit in the accompanying Statement of Shareholders' Deficit.

3.    Summary of certain risks and uncertainties:

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported a working capital deficiency of $14,010,700 as of December 31, 2002 and $13,328,300 as of December 31, 2001, an increase of $682,400. The Company has also reported net losses of $9,009,400 for the year ended December 31, 2002 and $10,262,800 for the year ended December 31, 2001. In addition, the Company also reported a net loss from continuing operations of $25,852,000 from inception of development stage (May 1, 2000) to December 31, 2002. As reported on the statements of cash flows, the Company incurred deficient cash flows from operating activities of $10,367,200 from inception of development stage (May 1, 2000) to December 31, 2002. To date, these have been financed principally through the sale of common and preferred stock, warrants, borrowings from related, and unrelated parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations.

      The Company's principal source of working capital funding has been and continues to be a small group of shareholders who have provided approximately $2,904,500 from inception of development stage (May 1, 2000) to December 31, 2002. This does not include $9,395,800 from proceeds of sales of common and preferred stocks and warrants. Management of the Company anticipates that the Company will require approximately $4,900,000 to $6,500,000 of working capital for the year 2003 in order to meet its new continuance business plan. While the small group of shareholders has been funding to date, there can be no assurances that they will continue.

      Management has continued to develop a strategic business plan to raise private financing, develop a more effective management team, maintain reporting compliance and seek new expansive market share in its new data storage operations. Should the Company be successful in obtaining sufficient funds, management intends to continue developing its data storage plan.

      There can be no assurances that the Company will be successful in the implementation of its plan for expansion into Panama and its overall business plan.

      During the prior year and subsequently, the Company instituted an informal restructuring plan, aimed at reducing certain short-term debt and certain costs of operations. Employee terminations (in excess of 95%) and other cost reductions were implemented. The affected employees were primarily the non-productive sales and non-essential technical personnel. No special charges were incurred resulting from the employee terminations or from other cost reductions. In addition, management had been negotiating with one (1) of its principal suppliers/lender for improved debt terms of its outstanding debt. At present, the discussions/negotiations have subsided with no resolution immediately available. In the opinion of management, if this matter can be resolved, it would enhance the financial position of the Company and resolve certain cash flow requirements in the short-term. There can be no assurances that the discussions/negotiations will resume or be successful.

      The Company through its legal counsel has been negotiating with certain unsecured creditors to resolve outstanding balances at a discount. Legal counsel has been able to reach settlements with approximately $572,000 of unsecured creditors with a discount of approximately $301,100. The discounts have been credited to operations during the year ended December 31, 2002. There can be no assurance that counsel will be as successful in the future with other creditors.

                           US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

3.    Summary of certain risks and uncertainties (continued):

      The Company is in dispute with another former major creditor. At present, a major supplier to the Company is involved in litigation on outstanding debt amounting to approximately $3, 433,100, which the creditor continues to invoice and has made claims in excess of $3,680,100, which the Company disputes.

      The Company is in arrears in its payment of payroll taxes for the years 2000 and 2002. As of December 31, 2002, the Department of Treasury, Internal Revenue Service, including various States Departments of Revenue, were owed approximately $1,003,900, which included penalty and interest of about $250,000. Failure to liquidate the debt to the Internal Revenue Service and the various States, either through offer in compromises, periodic payments or a lump sum will have an adverse impact on the Company, taken as a whole. The Company estimates the delinquency for 2000 to be approximately $534,500 and for the year 2002 to be approximately $163,400 and amounts due to various States amounts to about $56,000. These amounts do not include penalties and interest.

      Total amount due the Department of the Treasury is about $700,000, which does not include penalties and interest. Management is aware that the estimated Trust portion of the outstanding payroll taxes amounts to approximately $507,000, which is subject to change based on how the Service allocates prior payments. On April 10, 2003, the Company filed an Offer in Compromise with the Internal Revenue Service. The Offer in Compromise is to settle all outstanding payroll taxes, interest and penalties from May 1, 2000 to December 31, 2002 for the outstanding trust portion of taxes of approximately $507,000. The Company has made no such offers to any states that are due payroll taxes. Management anticipates making similar offers to each State within the next six (6) months. There can be no assurances that the Company and the Department of Treasury or any of the Departments of Revenues for the various states can reach an amicable solution to the arrearages.

      In accordance with internal records, the Company has complied with payroll taxes for the year 2001 in both filings and payments. The Service disputes that the filings and payments were timely completed and has made additional assessments for the year 2001. For the first quarter of 2003, the Company has complied with payroll tax filings and payments.

      Certain convertible note holders have made demand payment of their outstanding debt. These notes have been declared in default, and the note holders have threatened litigation to seek remedy. Management has been and continues to have discussions with these certain convertible note holders in order to resolve the defaults, either through extensions or through other means, in order to avoid litigation. There can be no assurance that the convertible note holders and management can resolve this matter in an amicable manner.

      On November 15, 2002, the Company, through a related party, advanced $400,000 to Zona Tecnologica y Telecomunicaciones, S.A. (ZTT), a company incorporated in the Country of Panama. ZTT is a company in the development stage, with offices in Panama City, Panama and North Miami, Florida. ZTT is a company that is starting to develop programs for data retention and is in the process of developing facilities in Panama. It is the opinion of management, that ZTT fits the goals established by management in developing data storage facilities and programs. Based upon a new business and performance plan developed by management, it was determined that the goals of both ZTT and USD were in tandem and that each company had attributes that complemented each other. Based of meetings between the parties, management wanted to control the ability of ZTT of looking elsewhere and decided to advance $400,000 as a non-refundable deposit on the potential purchase of ZTT, through a subsidiary to be formed in the future. The deposit was funded from the current Investor Group, which have provided both working capital and capital. A third party, West of America Financial Group, Inc. (West) presently has an option to purchase 70% of the common stock of ZTT. A related party to the Company wholly owns West and has a fee arrangement on this transaction based upon the Subscription Agreement, whereby West collects a fee equal to 10% of the gross transaction.

                           US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

3.    Summary of certain risks and uncertainties (continued):

      On January 31, 2003, the Company and ZTT entered into a pre-acquisition agreement for the possible purchase of the assets subject to liabilities of ZTT, subsequent to the Company performing its due diligence and obtaining current financial statements of ZTT. If management is satisfied with the results of its due diligence, management proposes to enter into a purchase agreement with ZTT. The proposed transaction would be accounted for as a purchase. Management will have an independent valuation made of the ZTT by a qualified firm.

      Under the terms of the pre-acquisition agreement, the purchase price will be about $10,850,000 and the related party would be entitled to a maximum fee of $1,085,000. USDA will acquire from West of America Financial Group, Inc. its option to acquire 70% of the common stock of ZTT in exchange to fund $6 million of working capital. The total purchase price of $10.850 million is to be funded as follows: ($6 million on completion of due diligence; $3 million of preferred stock; $1.850 million for the assumption of ZTT Senior Debt. The purchase price is subject to adjustment at the end of the due diligence for any unsecured liabilities outstanding at the date of closing. After ZTT has received $700,000, they will then proceed to establish a collocated technical facility in the Greater Miami, Florida Area. ZTT warrants that its license to operate in the Panama Free Zone expires on October 23, 2010. Closing will occur when the Company receives a letter from the Government of Panama regarding the free zone license and approval, evidence regarding the financial position of ZTT and completion of an investor questionnaire and subscription agreement as an accredited investor under Regulation D of the 1933 SEC Act and finally approval of the transaction by both Boards of Directors. Total payments made to date amounts to $1.7 million, which has been obtained from the New Investor Group.

      There can be no assurances that the ZTT transaction will close or that the New Investor Group will fund the required working capital.

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

4.    Concentration of credit risk and dependency:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, equivalents, and receivables. During the year, the Company's account balances with financial institutions may exceed federally insured limits. Management regularly monitors their balances and attempts to keep this potential risk to a minimum by maintaining their accounts with financial institutions that they believe are of good quality.

      The Company had a concentration of credit risk with respect to accounts receivable during the year, principally from sale of assets. The Company did not perform credit evaluations and did not require collateral from its customers. The Company maintains when appropriate, an allowance for doubtful accounts. Therefore, no additional credit risk beyond amounts provided for collection losses are believed inherent in the Company's receivables.

      The Company was dependent upon a few major suppliers of routers, other equipment and telephone lines necessary for operations. Management is making every effort to seek alternative suppliers if the current suppliers refuse to service the Company's needs in its new business plan. Alternative sources are available but there can be no assurance that the Company will be successful with alternative suppliers. The impact of not obtaining alternate suppliers will have a significant impact on the future operations of the Company.

                           US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

4.    Concentration of credit risk and dependency (continued):

      The Company has been and continues to be dependent upon the continued financing from a small group of investors, who have provided about $12.3 million of capital and working capital loans as of December 31, 2002. The Company is dependent on the financing arrangements made on equipment leases and other types of credit. Except for certain unsecured creditors, the Company has also been dependent on its unsecured creditors for not instituting legal actions. There can be no assurances that the secured or unsecured creditors do not take any other actions, which if exercised, would place the Company under additional hardship.

5.    Details of financial statement components:

Other current assets:                                      2002           2001
                                                        ----------    ----------
        Prepaid:
          Legal                                         $  118,300    $       --
          Insurance                                         33,400        22,400
                                                        ----------    ----------

                                                        $  151,700    $   22,400
                                                        ==========    ==========

      Leaseholds, furniture, fixtures
        and equipment:
        Leasehold improvements                          $       --    $  124,600
        Furniture and fixtures                              16,400       196,600
        Equipment                                          781,200     1,301,200
                                                        ----------    ----------

                                                           797,600     1,622,400

        Less accumulated depreciation                      308,600       366,500
                                                        ----------    ----------

                                                           489,000     1,255,900

        Less allowance for tangible asset impairment       446,900            --
                                                        ----------    ----------

                                                        $   42,100    $1,255,900
                                                        ==========    ==========

      Leaseholds, furniture, fixtures and equipment are collateralized to Convertible notes/advances payable, shareholders and other. Leasehold improvements and a significant portion of furniture, fixtures and equipment have been either abandoned due to relocation, sold through unauthorized sales or thefts of equipment held by an agent of a related party. The tangible asset impairments are based on the latest sales price of similar equipment by the related party.

Accrued liabilities:

      Commissions                                     $   22,900    $   85,000
      Extended liabilities and accelerations             919,000       210,000
      Interest                                         1,031,100       606,500
      Maintenance fees                                   427,700       427,700
      Payroll                                             48,700        26,200
      Professional fees                                  116,700        50,000
      Promotion (reversed during the current year)            --       200,000
      Security deposits                                   13,800        53,400
      Tangible and intangible taxes                       25,100            --
                                                      ----------    ----------

                                                      $2,605,000    $1,658,800
                                                      ==========    ==========

                           US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

6.    Convertible notes/advances payable, shareholders and other:


Convertible notes payable, shareholders and                  2002           2001
                                                           ----------    ----------
      other, in default, interest ranging from 9.75%
       to 12% (18% during the default period) maturing
      on varying dates to October 25, 2002,
      called by the lenders at maturity, collateralized
      by all the assets of the Company not
      collateralized to other debt.  Lenders are under
      collateralized due to unauthorized sales of
      assets by related and third parties                  $1,690,000    $1,950,000

      Convertible advance payable, shareholder,
      non-interest bearing, unsecured, due on
      demand, in dispute                                      100,000       100,000

      Advances payable, shareholder, non-interest
      bearing, unsecured, due on demand.  Amounts
      were subsequently repaid from subsequent related
      party advances                                          522,000            --
                                                           ----------    ----------

                                                           $2,312,000    $2,050,000
                                                           ==========    ==========

    Notes payable, shareholders amounting to $1,000,000 have options to convert the outstanding loans into common stock at a ceiling of $1.00 per share to a floor of the lowest price sold ($0.05) or $0.075 as of December 31, 2002. Notes payable, shareholders amounting to $750,000 have options to convert into common stock at $1.25 per share for the first 90 days down to $0.20 per share. In addition, certain notes contained an option to convert to preferred stock at rates ranging from $1.25 to $0.40 per share. During the year, certain common shareholders advanced $250,000 to the Company at 10%, with a special feature to convert the loans into preferred stock at $0.20 per share. Certain shareholders exercised their options and converted $250,000 of loans into preferred stock. The preferred stock will be converted into common stock (1,250,000 shares) after the third anniversary date of the exercise (June 30, 2004). The preferred stock has a special voting feature. The special voting feature permits that voting rights of the preferred stock holders are equal ten times (10) the representative common stock for a three- (3) year period terminating on February 15, 2004. The conversion of the preferred voting rights represents the equivalent of 12,500,000 common shares. At year-end all common stock have been issued, therefore, the special feature of the voting rights of the preferred stock representing the equivalence of 12.5 million shares may be deemed limited.

    Note payable, investor group, amounting to $200,000, has an option to convert the note into common shares at the lesser of $0.35 per share or 78% of the lowest market price traded during the thirty days prior to exercising the election to convert, as amended. At $0.35 per share, the note can be converted into 571,430 shares. Had the exercise been completed at year-end, the conversion per share would have been $0.0468 per share or 4,273,500 common shares.

                           US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

6.    Convertible notes/advances payable, shareholders and other (continued):

      The unsecured convertible advance of $100,000 is presently in dispute with management. It is management's opinion that the unsecured advance can be converted into common stock at $0.50 per share (200,000 shares). It is the opinion of the shareholder/creditor, that the unsecured advance bears interest at 6% the first year and 18% thereafter. In addition, the unsecured advance can be converted into common stock at $0.125 per share or at the lowest sales price of the common stock up to October 25, 2002. It is the unsecured creditor's opinion that a former member of management approved these special features. It is the opinion of present management that the unsecured advance tendered the Company had no special features and if any former member of management approved those special features, then that former member acted beyond the scope of his authority. Management will vigorously object to any payments beyond the $0.50 per share in the form of common stock. Management did not accrue approximately $33,000 of special feature interest on this obligation.

      As of December 31, 2002, there are insufficient unissued common shares available to issue had all the convertible options been exercised. The Company would be required to increase the authorized shares through an amendment of its Articles of Incorporation.

      The Company has accrued interest of approximately $354,500 as of December 31, 2002 and approximately $227,600 as of December 31, 2001 relating to these shareholder notes. Related party interest charged to operations was $226,100 for the year ended December 31, 2002 and $205,900 for the year ended December 31, 2001. During the year ended December 31, 2002, accrued interest amounting to approximately $172,400 was converted into 2,590,000 common shares at an average of $0.0667 per share, which was the fair value traded at the date of exchange after allowing for a substantial discount for thinly traded companies.

      In March 2002, as amended on April 17, 2002 and August 2002, the Company entered a "Subscription Agreement" with a group of investors from Spain, Dominican Republic and the United States (the Old Investor Group). Under the terms of the agreement, the Old Investor Group were to have funded $18.4 million in exchange for 10 million shares of common stock at $0.16 per share and 20 million shares of Preferred Stock, Series A, at $0.84 per share. The payment of the $18.4 million is upon a timetable at approximately thirty (30) day increments from date of closing (March 7, 2002), which can be accelerated. The agreement granted the Old Investor Group options to acquire an additional 10 million common stock at sales prices ranging from $1.00 to $3.00 per share, when the trading value of the stock ranges from $2.00 to $6.00 per share. Eight (8) million of the ten (10) million options vests when the Company receives eighty percent (80%) of the $18.4 million or $14.7 million. Upon receipt of the first $1.0 million from the subscription agreement, the Company was to apply $100,000 against the amounts due the Internal Revenue Service and to simultaneously commence a dialog with the Service to resolve the outstanding payroll tax issues. These events did not occur.

      Simultaneously with the execution of the Subscription Agreement, the Company entered into an exclusive Engagement Agreement with US Data International Development, Inc., (International) an unrelated company to US Data Authority, Inc., but a related party to the Old Investor Group. The principal of the Engagement Agreement is a 37.5% participant in the Old Investor Group. The agreement with International expires on March 7, 2005, with renewal options on a year to year basis, unless terminated by either party within a ninety- (90) day window before the anniversary date. International will provide all international marketing and sales coordination, purchasing the products at a mutually agreed upon wholesale price and sold by International at a retail price to be determined. International will negotiate the acquisition of and/or licensing of technologies, retrieval and storage.

      The Company, so long as it receives it's funding under the Subscription Agreement, shall pay to International an annual retainer fee of $1.2 million. During the same period, International shall receive an additional fee of 3% of gross sales. The Company shall reimburse International all pre-approved production and marketing costs, including travel.

                           US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

6.    Convertible notes/advances payable, shareholders and other (continued):

      In addition, International shall receive restricted stock grants for one
      1.0 million shares of common stock at par. In addition, International is to be given options to acquire 3.0 million shares of common stock at 50% of the marked bid price beginning three months from March 7, 2002 for the first million shares and three months thereafter for the second million shares. The third million shares can be exercised when the Company achieves a positive EBITDA for a three-month consecutive period. All options for International vest immediately and expire on March 7, 2007.

      The principal of International, who is also a member of the Old Investor Group, has an oral placement agent and consulting agreement with the Company, whereby the related party is entitled to payments in cash equal to ten percent (10%) of the gross amount of each installment to be paid to the Company by the Investor Group. The ten percent (10%) fee is payable when each installment is received by the Company. Maximum fees to the related party will be $1.84 million.

      On November 1, 2002, a new "Escrow Agreement" was entered into with limited liability companies from the Netherlands and British Virgin Islands (New Investor Group). The new agreement amends the Amended and Restated Subscription Agreement between the Old Investor Group and the Company with the New Investor group. Under the new terms, the New Investor Group has assumed all the rights and obligations of the Old Investor Group under the original subscription agreement of August 1, 2002. The New Investor Group is to purchase an aggregate of $7.9 million of common and preferred stock. If the New Investor Group does not fund the proceeds, under the rules of subrogation, the Old Investor Group would be obligated. Under the terms of the amended agreement, all proceeds are deposited into an escrow account before distribution to the Company. On execution of the agreement, the Company was funded $1.0 million. Subsequent to December 31, 2002, the Company was funded an additional $2.0 million which was utilized to partially fund the ZTT transaction and to reimburse the Investor Group its other advances of $522,000. Management has made demand for the balance of the agreement of $4.9 million; otherwise, the Company would deem the agreement in default.

      The agreement between International and the Old Investor Group remains in effect with the New Investor Group. Under the new agreement, maximum fees to the related party would be $790,000. Total fees paid to date to the related party as a result of the Old and New Investor Group proceeds amounted to $400,000 which has consisted of $200,000 as a 10% finders fee and $200,000 as a marketing fee on the proposed ZTT acquisition. These amounts have been charged to current operations for the year 2002. During the subsequent period, an additional $200,000 was paid to the related party.

      As a result of the change in the agreements between the Old Investor Group and the New Investor Group maximum financing and capital available to the Company decreased $10.5 million from $18.4 million to $7.9 million. The decrease in available funding could have an adverse effect on the Company. In addition, the Company does not currently have adequate common shares available to satisfy all options under the agreement. There are no assurances that the Subscription Agreement will be fully funded.

                           US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

7.    Capitalized lease obligations, in default:

                                                                   2002          2001
                                                               ----------    -----------
      Capitalized lease obligations,in
      default, imputed interest at rates ranging from
      6.58% to 15.57%, collateralized by Equipment Under
      Capitalized Leases, payable $174,700 per
      month, which includes interest and
      maintenance agreement fees, maturing at varying dates
      to 2004                                                  $4,812,800    $4,812,800

      Less imputed interest, $785,300 in 2002
      and 2001; maintenance costs, $402,200 in
      2002 and 2001                                             1,187,500     1,187,500
                                                               ----------    ----------

                                                                3,625,300     3,625,300

      Less current portion of capitalized lease

        obligations (in default since 2001)                     3,625,300     3,625,300
                                                               ----------    ----------

                                                               $        -    $        -
                                                               ==========    ==========

The Company is in default of its capitalized lease obligations and accordingly has reflected the principal portion of the lease as a current liability. Had the Company not been in default of its capitalized leases, annual maturies of the obligations subsequent to December 31, 2000, would have been as follows:

        Year Ending     Total
        December 31,   Payments      Principal      Interest     Maintenance
        ------------  ----------    ----------    ----------    ------------
            2001      $1,724,900    $  994,800    $  392,200    $  337,900
            2002       1,502,400     1,196,400       278,300        27,700
            2003       1,508,900     1,365,500       112,100        31,300
            2004          76,600        68,600         2,700         5,300
                      ----------    ----------    ----------    ----------

                      $4,812,800    $3,625,300    $  785,300    $  402,200
                      ==========    ==========    ==========    ==========

      Approximately $676,600 of past due interest and $427,000 of past due maintenance fees have been accrued and are reflected in accrued liabilities in the accompanying balance sheets. These amounts have been charged to operations.

      Management has been negotiating with the creditor for new terms. Management wants to return the equipment, however, since a majority of the equipment under capitalized leases were sold and reduced to fair value, managements ability to negotiate has been compromised as a result of these unauthorized sales. As previously disclosed, a representative of a related party sold equipment to which they did not have title. Subsequent sales were unauthorized by management. Management has attempted to rescind the sales, but has been unable to do so. Due to the recent sales of the equipment, the net book value of capitalized leases of $996,100 has been reduced to fair value of $198,600. There can be no assurances that management and the creditor will reach an amicable resolution to this matter.

                           US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

8.    Income taxes:

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income purposes.

Components of the net deferred tax asset at December 31, 2002 and 2001 are as follows:


Deferred tax asset:                                         2002          2001
                                                         ----------    ----------
        Net operating loss from continuing operations    $3,475,400    $3,958,900

        Less valuation allowance                          3,475,400     3,958,900
                                                         ----------    ----------

      Net deferred tax asset                             $       --    $       --
                                                         ==========    ==========

The valuation allowance is provided when it is more likely than not that the tax benefit may not be realized.

The provision (benefit) for income taxes differs from the amount of income tax (benefit) determined by applying the applicable federal tax rate due to the following:


      U.S. Federal statutory income tax rate of 35% (benefit)
        From continuing operations                               $(3,153,300)    $(3,592,000)

      Effective state income tax (benefit), net of
        Federal benefit:
          From continuing operations                                (322,100)       (366,900)
                                                                 -----------     -----------

                                                                  (3,475,400)     (3,958,900)

      Valuation allowance                                          3,475,400       3,958,900
                                                                 -----------     -----------

                                                                 $        --     $        --
                                                                 ===========     ===========

      At December 31, 2002, the Company had available federal net operating loss carryforwards available to reduce future taxable income of approximately $23,500,000, which expires in 2017.

      In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater that 50% of a corporation within a three-year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership occurred in 2000. However, based upon the amount of the taxable loss incurred prior to the change in ownership, the Company estimates that no annual limitation will apply to the net operating loss carryforwards.

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

                           US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

9.    Options and warrants (continued):

      The Company has also issued stock purchase warrants. The warrants were issued between 2000 and 2002 at an initial value ranging from $7.17 to $7.25 per warrant. Each warrant represents the right to purchase one share of stock. The warrants expire on varying dates from September 27, 2002 to June 30, 2005.

      During 2001, 500,000 employee stock options were granted and exercised at $0.01 per share. The options exercised during the year were recorded at the fair value of the stock traded less a discount of 65%. An investor group converted a portion of the convertible note into 10,000 common shares at $0.1092 per share. No warrants have been exercised. The options granted employees have been vested. The strike prices of the warrants are, in general, greater than the fair market value of the common stock when the warrants were issued.

      A summary of options and warrants as of December 31, 2002 and 2001 are presented as follows:

                                                Weighted
                                               Average Price          Total            Options         Warrants
                                              --------------       -----------      -----------      -----------
      Balance, beginning, January 1, 2001                            4,682,267        1,605,600        3,076,667
      Add (deduct):
        Employee stock
          incentive plan                      $        0.001             0.001          774,300          774,300

        Employees stock options
          exercised or expired                                                       (1,379,900)      (1,379,900)

        Shareholders                          $0.10 to $0.36        15,250,000          750,000       14,500,000

        Services                              $         7.25              7.25           28,571           28,571

        Preferred stock                       $         0.20              0.20        1,250,000        1,250,000

        Old Investor Group                    $0.35 to $0.05           841,430          571,430          270,000

                                                                   -----------      -----------      -----------

      Balance, December 31, 2001                                    21,446,668        3,571,430       17,875,238

      Add (deduct):
        Exercised by shareholder              $         0.01        (1,500,000)      (1,250,000)        (250,000)

        Expirations                           $         0.01        (1,308,571)        (750,000)        (558,571)

        Shareholders/employees                $         0.01         2,000,000        2,000,000

                                                                   -----------      -----------      -----------

      Balance, December 31, 2002                                    20,638,097        1,571,430       19,066,667
                                                                   ===========      ===========      ===========

                           US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

10.   Equity securities:

      Preferred stock:

      As previously discussed in Note 6 of Notes to Financial Statements, certain shareholders advanced $250,000 of working capital to the Company. These advances had a special conversion feature for preferred stock, which was exercised during the year. As a result of the exercise, 1,250,000 shares of preferred stock were issued as satisfaction to the working capital advances at $0.20 per share. These preferred shares have a special voting feature equal to ten times (10) the representative common stock for a three- (3) year period terminating February 15, 2004. The special voting feature of the preferred stock represents the equivalent of 12,500,000 common shares. The preferred stock can be converted to common stock on a one for one basis or 1,250,000 common shares. Management based on the lack of marketability of both the preferred and common stock determined the fair value of the preferred stock. Management used the fair value of its common stock, which the Company used in the selling of securities in private placements. The preferred stock has no preferences and according to counsel may be issued at less than par.

      Common stock:

      During 2002 and 2001, the Company sold approximately 80.0 million common shares for $6.7 million. The weighted average sale price was about $0.0833 per share. During this same period the average fair market value of the security ranged from a high of $2.21 to a low of $0.05 per share. The securities sold by the Company ranged from a high of $1.50 to a low of $0.05 per share. Due to the lack of marketability and other factors, the Company discounted the shares from 80% to 10%. Total discounts for the year 2002 amounted to about $1.6 million and for the year 2001 amounted to about $14,300.

      For the year 2002, the Company issued about 15.2 million shares of common stock for debt and services amounting to approximately $1,498,200 or an average of $0.09834 per share. For the year 2001, the Company issued common stock for services amounting to approximately 5.1 million shares for $381,800 or an average of $0.0758 per share. These shares also contained the same discounts that were given to the other shareholders ranging from 45% to 65%.

      Escrow performance shares:

      As part of a sale of securities to an investor group, the investor group demanded that the Company assures the investor group that it would earn a 25% return on investment and that the Company would have completed certain performances. In accordance with that commitment, the Company issued 526,316 common shares as a performance bond, which shares were placed in escrow with the investor's group attorney. These performance securities were valued at fair value, after a discount of 58% amounting to $210,500. The investor group earns the shares, for non-performance by the Company, on a monthly basis. As of December 31, 2002 and 2001, the investor group earned approximately 150,000 and 212,500 escrow shares, respectively, or 362,500 shares. The fair value of those shares amounting to $60,000 has been charged to operations in 2002 and $85,000 has been charged to operations in 2001. The escrow shares are reflected as part of shareholders deficit.

11. Commitments, contingencies, litigation, transactions with related parties and subsequent event:

      Employment contracts:

      In 2000 and 2002, the Company executed two- (2) employment agreements with key members of management. The agreements have renewal options ranging from two (2) to three (3) years with an additional one (1) year renewal (presently in negotiation). The agreements provide for annual compensation aggregating $229,000, when the Company becomes fully funded. Any underpayments shall be accrued and paid later. The agreements provides for an annual incentive bonus based on performance. The incentive bonus is determined annually based on one percent (1.0%) of the Company's net income or profit before EBITDA based on sales, dependent on the agreement. Bonuses can be paid in cash or its equivalent in common stock.

                           US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

11. Commitments, contingencies, litigation, transactions with related parties and subsequent event (continued):

      One of the agreements has an option to purchase 500,000 common shares at $0.01 per share. The option terminates in 2007. On the other agreement for each $5 million dollar increment in sales, the agreement provides for $50,000 in bonus. The incentive bonus can be paid in cash or Company stock, at the employee's option. If payment is made in the form common stock of the Company, the price shall be based on eighty percent (80.0%) of the average bid-asked price on the day of exercise. While employed, there is no limit on the exercise period. If termination were to occur, so long as the Company reached fifty percent (50.0%) of the first incentive plateau ($5 million), the employee will be entitled to a pro-rata share of the incentive plan. Total minimum commitments under the agreements are $562,000, which includes the renewal options and excluding any incentive plan. Future increases in the annual base compensation are at the discretion of the Board of Directors. In addition, there exists a sign-on bonus, amounting to 4.44% of the outstanding shares, non-dilutive common shares. Since this agreement is in the renewal period, the Board has assigned new members to develop a new agreement. There are no other employment contracts at present.

      Rental commitments:

      The Company conducts it operations from leased premises from a related party and leases certain equipment under operating leases. The related party maintains a master lease on the present facilities. Under the terms of the master lease, the related party lease has a term from 2002 to 2007, with a base rent of $312,800 over the full term, plus annual CAM adjustments. The related party sub-leases a portion of its office facilities to the Company for a term beginning in 2002 and terminating in 2007. Under the terms of the sub-lease, agreement the Company has a total commitment of $126,200 plus annual CAM adjustments. Minimum rental commitments under non-cancelable leases in effect at December 31, 2002 were as follows:

         Year Ending
         December 31,     Total        Facilities       Equipment
         ------------   --------       ----------       ---------
            2003        $ 32,200        $ 25,800        $  6,400
            2004          25,800          25,800              --
            2005          25,800          25,800              --
            2006          25,800          25,800              --
            2007          17,200          17,200              --
                                                        --------

                        $126,800        $120,400        $  6,400
                                                        ========

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

      The Company is a defendant in a matter before the Fulton County Superior Court, Georgia for non-payment of outstanding legal fees of about $81,800, which amount has been accrued. Management of the Company is vigorously defending this matter. The plaintiff subsequently dropped the lawsuit with prejudice.

      The Company is a defendant in a verified complaint in the State Court of Minnesota. The plaintiff seeks immediate return of leased equipment, as well as a judgment in excess of $65,000. The defendant has denied the complaint and the matter is scheduled for arbitration. Counsel cannot predict the outcome of the arbitration.

                           US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

11. Commitments, contingencies, litigation, transactions with related parties and subsequent event (continued):


      Litigation (continued): The Company was a defendant in a matter concerning common stock voting rights issued to a former officer. The former officer was the original proxy holder of 6,066,625 shares. As a result of the dismissal against the Company, the plaintiff continues to pursue relief against the other defendants. Management will vigorously defend any claims made against the Company resulting from this action, which may arise. The Board of Directors did accept a third party to be the Proxy Holder of these shares.

      The Company is a defendant in a matter before the United States District Court for the District of Colorado. The plaintiff in this matter has made assertions of breach of contract, fraudulent misrepresentation and concealment, negligently misrepresentation, violation of the Colorado Consumer Protection Act, theft, violation of the State and Federal Racketeer Influenced and Corrupt Organizations Act (RICO). The plaintiff has made claims in excess of $1 million. This matter in still in discovery and will not come to trial until 2003. Management has contested the case vigorously. However, management would consider a reasonable offer of less than $100,000. It is counsel's opinion that the only potentially valid claim is for breach of contract and perhaps the negligent misrepresentation. All other claims are questionable, at best. Counsel has estimated that the potential loss to be less than $250,000. This amount has been accrued and reflected as an accrued liability.

      From time to time, the Company is a defendant in various other matters. The Company considers those types of matters to be incidental to the Company's business and is of the opinion that any financial exposure will not materially affect the financial position of the Company.

      Transactions with related parties: The following is a summary of transactions with related parties as of December 31:

                                                            2002             2001
                                                         -----------     ----------
      Compensation to officer/shareholder                $   125,000     $  125,000
                                                         ===========     ==========
      Related party notes, loans and advances            $   604,500     $1,200,000
                                                         ===========     ==========
                                                                         ==========
      Interest on related party notes and advances       $   299,200     $  205,600
                                                         ===========     ==========
      Related party security sales:
        Preferred stock conversion                       $        --     $1,250,000
                                                         ===========     ==========
        Common and perferred stock                       $ 1,900,000     $  460,000
                                                         ===========     ==========
      Related party rent                                 $     8,600     $       --
                                                         ===========     ==========
      Related party commissions and fees                 $   400,000     $       --
                                                         ===========     ==========
      Related party legal fees                           $    46,500     $       --
                                                         ===========     ==========
      Unauthorized and related party equipment sales     $   273,200     $       --
                                                         ===========     ==========

      Subsequent events:

      As previously disclosed elsewhere in the notes to financial statements, the Company has received additional working capital through the additional borrowings.

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

12.   Selected quarterly financial data (unaudited):

      Quarterly results of operations (unaudited) for 2002 and 2001 are summarized as follows (in thousands, except per share data):

                                                              Quarter Ended
                                        -----------------------------------------------------------
                2002                      3/31        6/30          9/30        12/31         Total
                                        -------      -------      -------      -------      -------
Revenues:
  Sales                                 $    72      $    87      $    14      $    36      $   209
                                        -------      -------      -------      -------      -------

      Operating expenses:
        Technical and content               564          179          414         (211)         946
        Compensation and related
          benefits                          566          184          211           57        1,018
        Marketing and sales                 132          612           (2)         115          857
        General and administrative          409        1,406          230          324        2,369
        Interest                            206          211          451          (29)         839
        Rent                                 39           26            8            9           82
        Amortization/depreciation           213          206          209        1,303        1,931
                                        -------      -------      -------      -------      -------
                                          2,129        2,824        1,521        1,568        8,042
      Interest income and other               6            4            5           39           54
                                        -------      -------      -------      -------      -------
                                          2,123        2,820        1,516        1,529        7,988
                                                                                            -------
                                         (2,051)      (2,733)      (1,502)      (1,493)      (7,779)
      Loss on sale of assets                 --           --         (764)        (466)      (1,230)
                                        -------      -------      -------      -------      -------

      Net loss                          $(2,051)     $(2,733)     $(2,266)     $(1,959)     $(9,009)
                                        =======      =======      =======      =======      =======

      (Loss) per share:

        Basic and diluted               $ (0.03)     $ (0.03)     $ (0.02)     $ (0.03)     $ (0.11)
                                        =======      =======      =======      =======      =======

      Market price of common stock:
        High                            $  0.23      $  0.13      $  0.10      $  0.06      $  0.52
                                        =======      =======      =======      =======      =======

        Low                             $  0.22      $  0.13      $  0.08      $  0.05      $  0.48
                                        =======      =======      =======      =======      =======

        Close                           $  0.22      $  0.13      $  0.08      $  0.06      $  0.49
                                        =======      =======      =======      =======      =======

      The credits for the fourth quarter (technical/content and interest) is a result of reclassifications from the prior quarters.

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

12.   Selected quarterly financial data (unaudited) (continued):

                                                              Quarter Ended
                                        ----------------------------------------------------------------
                2001                       3/31         6/30           9/30         12/31          Total
                                        --------      --------      --------      --------      --------
      Revenues:
        Sales                           $    372      $    385      $    696      $     35      $  1,488
                                                                                                --------

      Operating expenses:

        Technical and content              1,315         2,526         2,140           230         6,211
        Compensation and related
          benefits                         1,130         1,059           500           524         3,213
        Marketing and sales                   80            31            16           289           416
        General and administrative           316           347           580           700         1,943
        Interest                             169           217           382            59           827
        Rent                                  40             8            51            20           119
        Amortization/depreciation            205           210           294           202           911
                                        --------      --------      --------      --------      --------

                                           3,255         4,398         3,963         2,024        13,640
      Interest income and other                2             1            --            36            39
                                        --------      --------      --------      --------      --------
                                           3,253         4,397         3,963         1,988        13,601
                                        --------      --------      --------      --------      --------
                                          (2,881)       (4,012)       (3,267)       (1,953)      (12,113)
      Settlements and credits                 --         1,524           265            61         1,850
                                        --------      --------      --------      --------      --------

      Net loss                          $ (2,881)     $ (2,488)     $ (3,002)     $ (1,892)     $(10,263)
                                        ========      ========      ========      ========      ========

      (Loss) per share:

        Basic and diluted               $  (0.14)     $  (0.12)     $  (0.07)     $  (0.04)     $  (0.30)
                                        ========      ========      ========      ========      ========

      Market price of common stock:
          High                          $   1.13      $   0.37      $   0.22      $   0.33      $   1.13
                                        ========      ========      ========      ========      ========

          Low                           $   1.06      $   0.31      $   0.14      $   0.30      $   0.14
                                        ========      ========      ========      ========      ========

          Close                         $   1.09      $   0.31      $   0.22      $   0.30      $   0.30
                                        ========      ========      ========      ========      ========

                                    PART III.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities and Exchange Act of 1934.

                        Directors and Executive Officers

      The following table sets forth specific information regarding our executive officers and directors as of the date of this report.


NAME                              AGE     POSITION
-----                             ----    --------
Robert M. Beaton                  55      Director
Michael A. Cutler                 48      Director, Chairman
Mauricio von Luxburg              30      Director
Dominick F. Maggio                50      Director, President and Chief
                                            Executive Officer
Enrique Miranda                   63      Director
Charles Molinari                  36      Director
Mario Perez                       33      Director
Daniel J. Shamy                   27      Director

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

Enrique Miranda. Mr. Miranda has served as a member of our board of directors since February 28, 2003. Mr. Miranda was named to the Board to represent the Spanish Investment Group, and has been in private practice as an attorney for over 39 years. Majoring in Political Science, Mr. Miranda graduated from the University of Puerto Rico, then went on to earn his law degree at the InterAmerican University Law School in San Juan Puerto Rico. Admitted to the Puerto Rican Bar in 1965, Mr. Miranda was a trial attorney, public defender and then worked as an Assistant State Attorney. Since moving to the United States and being admitted to the Florida Bar in 1984, Mr.. Miranda has remained in private practice.

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

Daniel J. Shamy. Mr. Shamy has served as a member of our board of directors since February 28, 2003. From 1993 to 1998, Mr. Shamy had assisted in the operation of a number of family held private corporations located in New Jersey and Philadelphia. The primary businesses for which Mr. Shamy had participated, were Real Estate, Hospitality Industry, as well as Jewelry wholesaling and marketing. Mr. Shamy had graduated Rider University located in New Jersey in 1998, with a B.A. in English, with honors and is a graduate of Nova Southeastern Shepard Broad Law School. In December of 2001, Mr. Shamy had founded The Law Offices of Daniel J. Shamy, PA. In May of 2002, Mr. Shamy had merged his firm with another firm, and created Kotzker/Shamy, PL, now located in Pompano Beach, Florida.

Mauricio von Luxburg. Mr. von Luxburg has served as a member of our board of directors since February 28, 2003. Mr. Von Luxburg has been responsible for the development of many telecommunications for major firms worldwide, and it was during one of these assignments that he discovered the infrastructure potential within Panama, and directly petitioned the government to help create a free zone from which a major telecommunications hub could be created. He co-founded Zona de Tecnologica y Telecomunicaciones, SA ("ZTT"), locating it in Panama prior to the creation of the free zone at the Technopark of Panama, later renamed The City of Knowledge (Ciudad del Saber). Among his major responsibilities prior to forming ZTT, Mr. Von Luxburg helped design the Andean NAP for Colombian Telecom, and also worked as Consultant for companies such as Deutsche Telekom for the design of Internet Exchanges and Siemens in GSM Projects. He has worked with as Managing Director of two ISP's in Colombia and designed the Internet strategy for the 16 ISP's owned by the Colombian Telecom (Major ISP in Colombia). He graduated from Johann Wolfgang Goethe Universitaet, with a degree in Business Administration, 1993; earned a Master in Finance in 1994; and a doctorate in Central Bank Politics in 1996. This level of expertise gives Mr. Von Luxburg excellent working knowledge of the banking industry. Mr. Von Luxburg earned his Series 3 and Series 7 licenses from the NASD and NFA.

Section 16(a) Beneficial Ownership Reporting Compliance

      To our knowledge, based solely on a review of forms 3, 4 and 5, and amendments thereto furnished to us under Rule 16a-3(e), the following entities and individuals failed to file on a timely basis the following reports required by Section 16(a) of the Exchange Act: (i) Michael A. Cutler failed to file a Form 4 within 10 days of August 2001, the month in which there was a change in his beneficial ownership of securities; (ii) Peter D. Kirschner failed to file a Form 3 within 10 days of October 23, 2001, the day he was elected President and Chief Executive Officer and failed to file a Form 4 within 10 days of November 2001, the month in which there was a change in his beneficial ownership of securities; (iii) David P. Lonski failed to file a Form 4 within 45 days of the end of 2000, the year in which he became a director, failed to file a Form 3 within 10 days after January 12, 2001, the day he was elected Chairman of the Board, and failed to file a Form 4 within 10 days of each of January 2001, February 2001, May 2001, and August 2001, each being a month in which there was a change in his beneficial ownership of securities; (iv) Richard J. Lucibella failed to file Form 5 within 45 days of the end of 2000, the year in which there was a change in his beneficial ownership; (v) Dominick F. Maggio failed to file a Form 5 within 45 days of the end of 2000, the year in which there was a change in his beneficial ownership of securities, and failed to file a Form 4 within 10 days of November 2001, the month in which there was a change in his beneficial ownership of securities; (vi) Raymond J. Markman failed to file a Form 5 within 45 days of the end of 2000, the year in which he became a director and there was a change in his beneficial ownership of securities, and failed to file a Form 4 within 10 days of each of January 2001, March 2001, August 2001 and January 2002, each being a month in which there was a change in his beneficial ownership of securities; (vii) Robert Sepos failed to file a Form 4 within 10 days of January 2002, the month in which there was a change in his beneficial ownership of securities; (viii) Joseph E. Shamy failed to file a Form 5 within 45 days of the end of 2000, the year in which he became a director and there was a change in his beneficial ownership of securities, and failed to file a form 4 within 10 days of each of January 2001, February 2001, March 2001, April 2001, May 2001 and August 2001, each being a month in which there was a change in his beneficial ownership of securities; and (ix) Melvyn B. Siegel failed to file a Form 5 within 45 days of the end of 2000, the year in which there was a change in his beneficial ownership of securities, and failed to file a Form 4 within 10 days of each of February 2001 and January 2002, each being a month in which there was a change in his beneficial ownership of securities.

      We are currently assisting our directors, officers, and 10% stockholders in taking the steps necessary to comply with the Section 16(a) reporting requirements.

Item 10. Executive Compensation.

                           Summary Compensation Table

      The following table sets forth information relating to the compensation we paid during the past three fiscal years to our Chief Executive Officer and to our four highest paid executive officers who earned more than $100,000 during the fiscal year ended December 31, 2002:


                    Name                 Year           Annual             Long-Term Compensation               All Other
                                                    Compensation                                                 Comp.
                                                                Other                   Awards
                                                  Salary  Bon.   Ann.
                                                    ($)   ($)   Comp               Secs. Underly-ing   LT-IP
                                                                      Rest. Stock   Option/ SARs        ($)
 Dominick F. Maggio, CEO and              2002   125,000   0       0           0                        0        6,000
 President(1)                             2001   125,000   0       0   1,500,000                        0            0
                                          2000   125,000   0       0   1,000,000                        0            0

 Peter D. Kirschner, former CEO &         2002    60,000   0       0     500,000              0         0        9,754
 President(2)                             2001             0       0           0        500,000         0
                                          2000             0       0           0              0         0

Jack B. Blount, former Chairman, CEO &    2001     8,654   0       0           0              0         0            0
President (3)                             2000    64,904   0       0      50,000              0         0            0

Melvyn Siegel, former Chairman & CEO(4)   2001         0   0       0           0              0         0            0
                                          2000         0   0       0           0              0         0            0

Herbert Hirsch, former President (5)      2001         0   0       0           0              0         0            0
                                          2000         0   0       0           0              0         0            0

      1. Mr. Maggio has served as our President and Chief Executive Officer since April 29, 2002.

      2. Mr. Kirschner served as our President and Chief Executive Officer during October 23, 2001-April 29, 2002.

      3. Mr. Blount served as our Chief Executive Officer and President from September 2000, and as our Chairman of the Board from October 2000, until his resignation on January 12, 2001.

      4. Mr. Siegel has served as Chairman of the Board and Chief Executive Officer from May 11, 2000 until his resignation in September 2000.

      5. Mr. Hirsch served as our President (at a time when we had no CEO) from August 1996 until his resignation in conjunction with our merger with US Data Authority, Inc., in April 2000.

                        Option Grants in Last Fiscal Year

      We did not award any option grants during fiscal year ended December 31, 2002 to our Chief Executive Officer or to our four highest paid executives who earned more than $100,000 during the fiscal year ended December 31, 2002.

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

                          Option Exercises and Holdings

      Except for Peter D. Kirschner, our former CEO and President, who exercised all of the 500,000 options granted to him in January 2002, neither our current Chief Executive Officer nor our four highest paid executive officers who earned more than $100,000 during the fiscal year ended December 31, 2002, exercised any options to purchase shares of our common stock during the fiscal year ended December 31, 2002.

              Long-Term Incentive Plans Awards in Last Fiscal Year

      We did not award any grants under long-term incentive plans during fiscal year ended December 31, 2002 to our Chief Executive Officer or to our four highest paid executive officers who earned more than $100,000 during the fiscal year ended December 31, 2002.

                            Compensation of Directors

      The Company granted to Michael A. Cutler, 200,000 shares of Common Stock of the Company in consideration for his services as Chairman of the Board for fiscal years 2001 and 2002. No other compensation was granted to any other director of the Company.

                              Employment Contracts

      We entered into an employment agreement with Peter D. Kirschner, our former President and CEO to serve as our President and CEO, dated as of October 23, 2001, for an initial term of three (3) years. The agreement was terminated, on April 29, 2002, by the Company for cause. Mr. Kirschner's agreement provided for an annual base salary in the amount of $180,000 and for options for 500,000 shares of Common Stock, exercisable at the per share price of $0.01.

      We also entered into an employment agreement with our newly-elected President and CEO, Dominick F. Maggio. The agreement, dated March 2, 2000, was executed when Mr. Maggio served as our Chief Operating Officer and Executive Vice-President. It had an initial term of two years, and is subject to automatic renewal in one year increments unless terminated by either party by providing the other party with notice prior to a renewal term. The agreement automatically renewed for one year on March 2, 2003. The agreement provided for compensation in the amount of $125,000 for the first year of the term. Annual compensation was to be adjusted annually thereafter by our board of directors. The agreement provides for an annual incentive bonus during the term in the amount of $50,000 for each $5,000,000 of profit earned by us in the year, and for a signing bonus in the amount of 4.444% of our nondiluted common stock then outstanding, as modified on April 19, 2001. On December 21, 2001, simultaneously with exercising the 1,000,000 options, Mr. Maggio waived his rights to receive the signing bonus. The agreement contains a nondisclosure provision and a two year noncompetition agreement. If terminated by us without cause, the agreement provides for a severance payment to Mr. Maggio in the amount of one month of base salary for each two months of employment with us, with a minimum payment of six months of base salary and a maximum of 12 months of base salary.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table shows the only shareholders whom we know to be the "beneficial owners" of more than five percent of the Common Stock as of March 31, 2003:


Name and Address of Beneficial Owner                    Number of Shares
                                                        of Common Stock*          Percent of Class (1)
                                                        -----------------         ---------------------
BEHEER-EN BELEGGINSMAATSCHAPPIJ SELMOK BV/ GOLDEN
WORLDWIDE BUSINESS CORPORATION
c/o Manuel Mario Perez Rivera
2655 Le Jeune Road, Suite 700
Coral Gables, Florida  33134                              9,532,842(2)                        40.0%

CEDE & Co.
c/o Depository Trust Co.
55 Water Street, 2SL
New York, NY 10041                                        11,364,000                          11.36%

Centro Inmobiliario RYC, S.L.
4 Alfonso Xii - u 4
Madrid 28014
Spain                                                     4,843,750 (3)                       4.84%

Joseph E. Shamy
4938 Wellwynd Way
Boca Raton, FL 33496                                      6,040,000 (4)                       6.04%

Richard Lucibella
5 Beach Way North
Ocean Ridge, Florida 33435                                5,050,000 (5)                       5.05%

Viking Ventures, LLC
719 East Green Lane
Woodstock, GA  30189                                      5,375,000 (6)                       5.38%

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

      1. The percentages are based on (i) 100,000,000 shares of Common Stock outstanding; and (ii) 7,158,596 shares of Series A Convertible Preferred Stock outstanding on May 20, 2003. The holders of shares of Series A. Convertible Preferred Stock are entitled 10 votes per share on all matters submitted to a vote of the shareholders. Thus, there are 171,585,964 total outstanding voting shares of the Company.

      2. Includes 9,532,842 shares of Common Stock and 5,908,597 shares of Series A Preferred Stock held by both shareholders as a group. Each shareholder holds of record 50% of the total amount of Common Stock and Series A Preferred Stock held by group.

      3. Centro Inmobiliario RYC, S.L., acted as the co-lead investor of a group that entered into an agreement with us on February 28, 2002, to purchase 10,000,000 shares of Common Stock and 20,000,000 of Series A Convertible Preferred Stock in eighteen (18) traunches over a period of seventeen (17) months. The other members of the group are MAPET International Foundation, Inc., FRONTIER STAR, S.L., INVERFAPE, S.A., and Jesus Guirau, S.L. We assume that the investors will vote together as a group. The number of shares listed includes: (i) 6,250,000 shares of Common Stock purchased by the group; (ii) 3,750,000 shares of Common Stock which may be purchased by the group at any time; and (iii) 20,000,000 shares of Series A Convertible Preferred Stock which may be purchased by the group at any time; the holders of shares of Series A Convertible Preferred Stock are entitled to 10 votes per share of preferred stock held on all matters submitted to a vote of the shareholders. Each share of the Series A Convertible Preferred Stock automatically converts into one share of Common Stock on April 29, 2005.

      4. Includes (i) 4,950,000 shares of Common Stock, (ii) 3,500,000 shares of Common Stock issuable upon conversion of provisions of various notes in the aggregate principal amount of $700,000 held by him;
            (iii) 1,300,000 shares of Common Stock issuable upon the exercise of 1,300,000 warrants at $.36 per share; (iv) 2,333,333 shares of Common Stock issuable upon the exercise of 2,333,333 warrants at $.10 per share; and (v) 1,000,000 shares of Series A Convertible Preferred Stock; the holders of shares of Series A Convertible Preferred Stock are entitled to 10 votes per share of preferred stock held on all matters submitted to a vote of the shareholders. Each share of Series A Convertible Preferred Stock automatically converts into one share of Common Stock on February 15, 2004.

      5. Includes 50,000 shares of Common Stock and the conversion of the principal and accrued interest of a convertible promissory note issued by the Company and held by the purchaser in the principal amount of $250,000, dated October 25, 2000 into 5,000,000 shares of Common Stock.

      6. Represents 3,000,000 shares of Common Stock issued in consideration for services rendered.

      The following chart shows the number of shares of Common Stock that each of our executive officers and directors beneficially owns, and the total Common Stock that such persons own as a group:


Name of Director/Executive Officer                     Number of Shares
                                                       of Common Stock *         Percent of Class (1)
                                                       ----------------          -----------------
Dominick F. Maggio, President and CEO, Director           1,255,000 (2)                 1.26%
Michael A. Cutler, Director, Chairman                     1,060,000 (3)                 1.06%
Robert M. Beaton, Director                               11,500,000 (4)                11.5%
Charles Molinari, Director                                5,568,333 (5)                 5.57%
Daniel J. Shamy, Director                                   266,666                     0.27%
Enrique Miranda                                                   0                     0.0%
Mario Perez                                                       0                     0.0%
Mauricio von Luxburg                                              0                     0.0%
All directors and named executive officers as a group
(8 persons)                                              19,649,999                    19.65%


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

      1. The percentages are based on (i) 100,000,000 shares of Common Stock outstanding; and (ii) 7,158,596 shares of Series A Convertible Preferred Stock outstanding on May 20, 2003. The holders of shares of Series A. Convertible Preferred Stock are entitled 10 votes per share on all matters submitted to a vote of the shareholders. Thus, there are 171,585,964 total outstanding voting shares of the Company.

      2.    Includes (i) 700,000 shares of Common Stock owned by Louis J.
            Maggio, Mr.

            Maggio's son; (ii) 110,000 shares of Common Stock owned by I. David Maggio, Mr. Maggio's son; and (iii) 125,000 shares of Common Stock owned by Mary T. Maggio, Mr. Maggio's ex-wife.

      3. Includes (i) 135,000 shares of common Stock held by Data Investment, LLC, of which Mr. Cutler is the Manager; and (ii) 180,000 shares of Common Stock issuable upon the exercise of 180,000 warrants at $.36 per share.

      4. Mr. Beaton is a principal in AB Financial Investments, LLC, holder of (i) 4,000,000 shares of Common Stock; and (ii) warrants to purchase 7,500,000 shares of Common Stock at $0.10 per share.

      5. Includes 5,375,000 shares of Common Stock held in the name of Viking Ventures, LLC, an entity of which Mr. Molinari is the manager and a 50% member.

Item 12. Certain Relationships and Related Transactions.

      We have entered into a series of loan arrangements with certain of directors and shareholders since October 2000. Specifically, we have borrowed:

      o $250,000 from each of Melvyn B. Siegel, a former director of the Company, Richard J. Lucibella, a former director, Joseph E. Shamy, a former director, and Harvey Birdman, a shareholder, through the issuance of a 12% one-year convertible note to each. Each note is convertible into shares of Common Stock at the rate of the lesser of $1.00 per share or the per share sales price in any private placement taking place before the holder's exercise of the conversion privilege;

      o an additional $50,000 from Melvyn B. Siegel, a former director, through the issuance of a one-year 12% convertible note on January 5, 2001 (the "Siegel 50K Note"). The note is convertible into shares of Common Stock at the rate of $1.25 per share (if converted within 30 days), $.75 per share (if converted within 60 days), $.40 per share (if converted within 90 days) and $.20 per share (if converted after 90 days).

      o $200,000 from Raymond J. Markman, a former director, through the issuance of three 12% one-year convertible notes, for $100,000 on January 5, 2001, $100,000 on January 19, 2001, and $50,000 on March
            12, 2001. Each note is convertible in on the same terms and conditions as the Siegel 50K Note.

      In October and November 2001, we entered into loan modification arrangements with Messrs. Birdman, Siegel and Markman relating to their respective loans to us. Messrs. Birdman and Siegel each agreed to extend for one year the terms of their original $250,000 loans, to October 25, 2002, to forgive accrued interest from October 25, 2000, to October 25, 2001, and to waive interest for the period of October 25, 2001 to October 25, 2002, each in exchange for 925,000 shares of our Common Stock, with Mr. Siegel also agreeing to extend the maturity of and waive interest payments with respect to the Siegel 50K Note, to January 5, 2003. Under the terms of our arrangement with Mr. Markman, he has agreed to extend or fix (as the case may be) the maturity dates of his notes for or at one year from the immediate past or next maturity date and receive, in lieu of interest accrued during the first year and interest to be accrued during the second year, 740,000 shares of Common Stock. Under the arrangements, if any note is not prepaid by us earlier than six months prior to its new maturity date, the holder may elect, at any time, to convert the outstanding principal into shares of our Common Stock at $.20 per share. During December 2001, Messrs. Lucibella and Shamy have each orally agreed to waive any events of default with respect to such notes pending conclusion of further discussions with us. As of May 20, 2003, each of these notes remain in default. In March 2002, Mr. Lucibella converted his $250,000 note into 5,000,000 shares of the Common Stock.

      We also borrowed:

      o An additional $650,000 from Joseph E. Shamy, a former director, through the issuance of three 12% one-year convertible notes, for $50,000 on January 5, 2001, $100,000 on January 19, 2001 and
            $100,000 on January 25, 2001, and three 10% one-year convertible notes, for $200,000 on February 15, 2001, $50,000 on March 19, 2001
            and $200,000 on April 11, 2001. Each of the notes, except the note issued on February 15, 2001 (the "Preferred Convertible Note"), is convertible into shares of our Common Stock on the same terms and conditions as the Siegel 50K Note. The Preferred Convertible Note was convertible into shares of our Series A. Preferred Stock at the rate of $.20 per share. On March 8, 2001, Mr. Shamy converted the principal and accrued interest of the Preferred Convertible Note into 1,000,000 shares of our Series A Preferred Stock. During December

            2001, Mr. Shamy has orally agreed to waive all events of default under the five outstanding notes pending conclusion of further discussions with us. Each of these notes remain in default as of May 20, 2003.

      o $100,000 from David P. Lonski, a former director, through the issuance of one 12% one-year convertible note for $50,000 on January 25, 2001, and one 10% one-year convertible note for $50,000 on February 15, 2001. The January 25, 2001, note is convertible into shares of our Common Stock on the same terms and conditions as the Siegel 50K Note. The February 15, 2001, note was convertible into shares of our Series A Preferred Stock at the rate of $.20 per share. On March 8, 2001, Mr. Lonski converted the principal and accrued interest of this note into 250,000 shares of our Series A Preferred Stock. During December 2001, Mr. Lonski has orally agreed to waive all events of default under the one outstanding note pending conclusion of further discussions with us. This note remains in default as of May 20, 2003

      Also, on October 24, 2000, we entered into an agreement with our now former chief technical employee, Adam Reiser, whereby we agreed to pay him $225,000 in annual compensation through December 31, 2002. Additionally, during the year 2000, Mr. Reiser received an advance from us of approximately $194,200, agreeing to place 50,000 shares of our Common Stock that he owned in escrow as collateral for the advance. Mr. Reiser reduced the amount owed to us under the advance by approximately $64,600 in payments through February 2, 2001. On such date he turned over to us the 50,000 shares of Common Stock in full satisfaction of the advance, including accrued interest, and waived all rights to receive any additional payments from us.

      On April 25, 2002, we entered into an agreement with Manuel Mario Perez Rivera, pursuant to which the Company borrowed $100,000 from him. Pursuant to their agreement, the loan does not bear any interest and the obligation matures on the date that BEHEER-EN BELEGGINSMAATSCHAPPIJ SELMOK BV/ GOLDEN WORLDWIDE BUSINESS CORPORATION tenders to the Company $4.9 million in connection with its obligations to the Company. See description of obligations in Management's Discussions and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

      On January 24, 2003, the Company repaid an aggregate amount of $522,000 representing advances made to the Company by each of Inverfape, S. A. ($222,000) and MAPET International Foundation, Inc. ($300,000) in December 2002.

Item 13. Exhibits, Lists and Reports on Form 8-K.

Exhibit
Number                                 Description

2(i) Agreement and Plan of Merger, by and among the Registrant, SunVest Resorts, Inc., and the other parties identified therein, effective March 15, 2000 (incorporated by reference to exhibit
                10.5 of the Registrant's Form 10-KSB (File No. 0-28251) filed with the Securities and Exchange Commission on April 12, 2000).

2(ii) Pre-Acquisition Agreement, dated as of January 31, 2003, by and between the Registrant and Zona Tecnologica y Telecomunicaciones, S.A. (incorporated by reference to exhibit
                99.1 of the Registrant's Form 8-K (File No. 0-28251) filed with the Securities and Exchange Commission on February 7, 2003).

3(i)(a) Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to exhibit 3(i) of the Registrant's Form 10-QSB (File No. 0-28251) filed with the Securities and Exchange Commission on November 19, 2002).

3(i)(b) Articles of Amendment to the Articles of Incorporation (incorporated by reference to exhibit 3(i) of the Registrant's Form 8-K (File No. 0-28251) filed with the Securities and Exchange Commission on March 6, 2001).

3(i)(c) Articles of Amendment to the Articles of Incorporation (incorporated by reference to exhibit 3(iii) of the Registrant's Form 10-QSB (File No. 0-28251) filed with the Securities and Exchange Commission on November 19, 2002).

3(ii) Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 2.2 of the Registrant's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on November 21, 1999, which became effective on January 21, 2000).

4(i)(a)(1)      Securities Purchase Agreement, dated April 5, 2001, by and among
                Registrant and La Jolla Cove Investors, Inc. (incorporated by reference to exhibit 4(i)(a)(1) of the Registrant's Form 10-KSB
                (File No. 0-28251) filed with the Securities and Exchange
                Commission on May 15, 2002).

4(i)(a)(2)      9 3/4% Convertible Debenture, dated April 5, 2001, issued to La
                Jolla Cove Investors, Inc. (incorporated by reference to exhibit
                4(i)(a)(2) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the Securities and Exchange Commission on May 15,
                2002).

4(i)(a)(3)      Conversion Warrants, dated April 5, 2001, issued to La Jolla
                Cove Investors, Inc. (incorporated by reference to exhibit
                4(i)(a)(3) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the Securities and Exchange Commission on May 15,
                2002).

4(i)(a)(4)      Warrant to Purchase Common Stock, dated February 6, 2001, issued to La Jolla Cove Investors, Inc. (incorporated by reference to exhibit 4(i)(a)(4) of the Registrant's Form 10-KSB (File No.
                0-28251) filed with the Securities and Exchange Commission on May 15, 2002)

4(i)(a)(5)      Addendum to Warrant to Purchase Common Stock, dated January 25,
                2000, by and among Registrant and issued to La Jolla Cove
                Investors, Inc. (incorporated by reference to exhibit 4(i)(a)(5) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the Securities and Exchange Commission on May 15, 2002)

4(i)(a)(6)      Registration Rights Agreement, dated April 5, 2001, by and among
                Registrant and La Jolla Cove Investors, Inc. (incorporated by reference to exhibit 4(i)(a)(6) of the Registrant's Form 10-KSB
                (File No. 0-28251) filed with the Securities and Exchange
                Commission on May 15, 2002)

4(i)(a)(7)      Letter Agreement dated March 20, 2002, executed by Registrant
                (incorporated by reference to exhibit 4(i)(a)(7) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

4(i)(b)(1)      Securities Purchase Agreement, dated May 23, 2001, by and among
                Registrant and AB Financial Services, LLC (incorporated by reference to exhibit 99.1 of the Form 13D (File No. 5-58775) filed with the Securities and Exchange Commission on June 5,
                2001).

4(i)(b)(2)      Securities Purchase Agreement, dated May 23, 2001, by and among
                AB Financial Services, LLC and Joseph and Greta Shamy
                (incorporated by reference to exhibit 99.2 of the Form 13D (File
                No. 5-58775) filed with the Securities and Exchange Commission on June 5, 2001

4(i)(b)(3)      Voting Trust Agreement, dated May 23, 2001, by and among
                Registrant and AB Financial Services, LLC (incorporated by reference to exhibit 99.2 of the Form 13D (File No. 5-58775) filed with the Securities and Exchange Commission on June 5,
                2001).

4(i)(b)(4)      Agreement effective February 19, 2002, by and among, Registrant and AB Financial Services, LLC, and Robert Beaton (incorporated by reference to exhibit 4(i)(B)(4) of the Registrant's Form
                10-KSB (File No. 0-28251) filed with the Securities and Exchange
                Commission on May 15, 2002)

4(i)(c)(1)      Stock Purchase Agreement, dated March 19, 2001, by and among
                Registrant and IDT Fund, Ltd. (incorporated by reference to exhibit 4(i)(c)(1) of the Registrant's Form 10-KSB (File No.
                0-28251) filed with the Securities and Exchange Commission on May 15, 2002).

4(i)(c)(2)      Investor Questionnaire and Subscription Agreement, dated March
                19, 2001, by and among Registrant and IDT Fund, Ltd. and IDT
                Fund 13 (incorporated by reference to exhibit 4(i)(c)(2) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

4(i)(c)(3)      Release Agreement, dated December 14, 2001, by and among
                Registrant and IDT Group, Inc. (incorporated by reference to exhibit 4(i)(c)(3) of the Registrant's Form 10-KSB (File No.
                0-28251) filed with the Securities and Exchange Commission on May 15, 2002).

4(i)(d) Securities Purchase Agreement, dated July 10, 2001, by and among AB Financial Services, LLC and WealthHarbor Capital Group, LLC (incorporated by reference to exhibit 4(i)(d) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the Securities and Exchange Commission on May 15, 2002).

4(i)(e) Investor Questionnaire and Subscription Agreement, dated July 3, 2001, by and among Registrant and Dr. Malcolm R. Currie (incorporated by reference to exhibit 4(i)(e) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the Securities and Exchange Commission on May 15, 2002).

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

10(i)(A)(1)     Promissory Note, dated October 25, 2001, issued to Melvyn B.
                Siegel (incorporated by reference to exhibit 10(i)(A)(1) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

10(i)(A)(2)     Promissory Note, dated October 25, 2001, issued to Richard
                Lucibella Promissory Note (incorporated by reference to exhibit
                10(i)(A)(2) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the Securities and Exchange Commission on May 15,
                2002).

10(i)(A)(3)     Promissory Note, dated October 25, 2001, issued to Joseph E.
                Shamy (incorporated by reference to exhibit 10(i)(A)(3) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

10(i)(A)(4)     Promissory Note, dated October 25, 2001, issued to Harvey
                Birdman (incorporated by reference to exhibit 10(i)(A)(4) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

10(i)(A)(5)     Promissory Note, dated January 5, 2001, issued to Melvyn B.
                Siegel (incorporated by reference to exhibit 10(i)(A)(5) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

10(i)(A)(6)     Note Conversion Resolution, dated November 15, 2001, by Melvyn
                B. Siegel (incorporated by reference to exhibit 10(i)(A)(6) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

10(i)(A)(7)     Note Conversion Resolution, dated November 15, 2001, by Harvey
                Birdman (incorporated by reference to exhibit 10(i)(A)(7) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

10(i)(A)(8)     Promissory Note, dated January 5, 2001, issued to Raymond J.
                Markman (incorporated by reference to exhibit 10(i)(A)(8) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

10(i)(A)(9)     Promissory Note, dated January 19, 2001, issued to Raymond J.
                Markman (incorporated by reference to exhibit 10(i)(A)(9) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

10(i)(A)(10)    Promissory Note, dated March 22, 2001, issued to Raymond J.
                Markman (incorporated by reference to exhibit 10(i)(A)(10) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

10(i)(A)(11)    Note Conversion Resolution, dated November 15, 2001, by Raymond
                Markman (incorporated by reference to exhibit 10(i)(A)(11) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

10(i)(A)(12)    Promissory Note, dated January 5, 2001, issued to Joseph E.
                Shamy (incorporated by reference to exhibit 10(i)(A)(12) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

10(i)(A)(13)    Promissory Note, dated January 19, 2001, issued to Joseph E.
                Shamy (incorporated by reference to exhibit 10(i)(A)(13) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

10(i)(A)(14)    Promissory Note, dated January 25, 2001, issued to Joseph E.
                Shamy (incorporated by reference to exhibit 10(i)(A)(14) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

10(i)(A)(15)    Promissory Note, dated February 15, 2001, issued to Joseph E.
                Shamy (incorporated by reference to exhibit 10(i)(A)(2) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

10(i)(A)(16)    Promissory Note, dated March 19, 2001, issued to Joseph E. Shamy
                (incorporated by reference to exhibit 10(i)(A)(15) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

10(i)(A)(17)    Promissory Note, dated February 15, 2001, issued to David Lonski
                (incorporated by reference to exhibit 10(i)(A)(16) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

10(i)(B)(1)     Contract Service Arrangement, dated October 3, 2000, by and between Registrant and BellSouth Telecommunications, Inc.
                ("BellSouth"), as amended by that certain Addendum Agreement dated June 5, 2001, by and between Registrant and BellSouth
                (incorporated by reference to exhibit 10(i)(B)(1) of the Registrant's Form 10-KSB (File No. 0-28251) filed with the
                Securities and Exchange Commission on May 15, 2002).

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

23.1            Consent of Hixon, Marin, Powell & DeSanctis, P.A.

Reports on Form 8-K filed by the Registrant during and since the last quarter of 2002.

      On February 7, 2003, the Registrant filed a current report on Form 8-K relating to an Item 5, Other Events, regarding the execution of a Pre-Acquisition Agreement, dated January 31, 2003, with Zona Tecnologica y Telecomunicaciones, S.A. (the "Pre-Acquisition Agreement.

      On February 19, 2003, the Registrant filed a current report on Form 8-K relating to Item 5, Other Events, regarding an announcement by the Registrant of the execution of the Pre-Acquisition Agreement.

      On March 6, 2003, the Registrant filed a current Report on Form 8-K relating to Item 5, Other Events, regarding an announcement by the Registrant of the approval of the Pre-Acquisition Agreement by the Registrant's board of directors.

Item 14. Controls and Procedures.

      US Data is a company still in the development stage. US Data has experienced continued net losses and, in an attempt to reduce its overhead, has reduced its workforce to 4 salaried employees that are all situated at one site. Additionally, US Data has no subsidiaries from which to compile information. US Data evaluated the design and operation of its disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Exchange Act) to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including US Data's principal executive officer and principal financial officer within the 90-day period prior to the filing of this Annual Report on Form 10-KSB. The principal executive officer and principal financial officer have concluded, based on their review, that US Data's disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Exchange Act) are effective to ensure that information required to be disclosed by US Data in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securites and Exchange Commission rules and forms. No significant changes were made to US Data's internal controls or other factors that could signiciantly affect these controls subsequent to the date of their most recent evaluation.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US DATA AUTHORITY, INC.

BY: /S/ DOMINICK F. MAGGIO
    -----------------------
Dominick F. Maggio, Director, Chief Executive Officer and
President

Date: May 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                     Title                    Date

/S/ MICHAEL A. CUTLER                  Director & Chairman         May 20, 2003
------------------------
Michael A. Cutler


/S/ DOMINICK F. MAGGIO               Chief Executive Officer,
------------------------              President & Director         May 20, 2003
Dominick F. Maggio

/S/ ROBERT M. BEATON                        Director               May 20, 2003
------------------------
Robert M. Beaton

/S/ ENRIQUE MIRANDA                         Director               May 20, 2003
------------------------
Enrique Miranda

/S/ CHARLES J. MOLINARI                     Director               May 20, 2003
------------------------
Charles J. Molinari

/S/ MARIO PEREZ                             Director               May 20, 2003
------------------------
Mario Perez

/S/  DANIEL J. SHAMY                        Director               May 20, 2003
------------------------
Daniel J. Shamy

/S/ MAURICIO VON LUXBURG
------------------------
Mauricio von Luxburg                        Director               May 20, 2003

                                  CERTIFICATION

I, Dominick F. Maggio, certify that:

1. I have reviewed this annual report on Form 10-KSB of US Data Authority, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls and in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 20, 2003                  /s/ Dominick F. Maggio
                                        --------------------------------
                                        Dominick F. Maggio
                                        President and Chief Executive Officer

                                  CERTIFICATION

I, Robert Sepos, certify that:

1. I have reviewed this annual report on Form 10-KSB of US Data Authority, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls and in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 20, 2003                  /s/ Robert Sepos
                                        --------------------------------
                                        Robert Sepos
                                        Controller