Form 10QSB
period 2003-03-31
US DATA AUTHORITY INC
filed 2003-05-28
CIK 1022962

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                          Commission File No. 000-28251

                             US Data Authority, Inc.

        (Exact name of small business issuer as specified in its charter)

        Florida                                          65-0693150
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                    (Address of Principal Executive Offices)
                               150 Americas Center
                              150 SE Second Avenue
                                    Suite 404
                                 Miami, Fl 33131

                               (305) 305-329-2931
                (Issuer's Telephone Number, Including Area Code)

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

Common stock, par value $.02 per share, 100,000,000 shares issued and outstanding as of May 23, 2003.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I ..................................................................  2

   Item 1. Financial Statements .........................................  2

      Balance Sheets - March 31, 2003 and December 31, 2002 .............  2

      Statements of Operations ..........................................  3

      Statements of shareholders' Deficit ...............................  4

      Statements of Cash Flows ..........................................  5

      Notes to Unaudited Financial Statements............................  7

   Item 2. Management's Discussion and Analysis ......................... 10

      Overview .......................................................... 10

      Results of Operations ............................................. 11

      Liquidity and Capital Resources ................................... 12

   Item 3. Controls and Procedures ...................................... 13

ART II .................................................................. 14

   Item 1. Legal Proceedings ............................................ 14

   Item 2. Changes in Securities and Use of Proceeds .................... 15

   Item 3. Defaults Upon Senior Securities .............................. 16

   Item 5. Other Information ............................................ 16

   Item 6. Exhibits and Reports on Form 8-K ............................. 17

      Exhibits .......................................................... 17

      Reports on Form 8-K ............................................... 17

                                     PART I

Item 1. Financial Statements.

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
              BALANCE SHEETS - MARCH 31, 2003 AND DECEMBER 31, 2002

                                                  ASSETS
                                                                                           March 31,        31-Dec
                                                                                             2003            2002
                                                                                          (UNAUDITED)      (AUDITED)
                                                                                          ----------------------------
Current assets:
  Cash and equivalents                                                                    $      1,000    $    296,900

  Accounts receivable                                                                              800             200

  Other current assets                                                                         151,750         151,700
                                                                                          ----------------------------

          Total current assets                                                                 153,550         448,800

Equipment under capitalized leases                                                             198,600         198,600
 (less allowance for asset impairment in 2002 of $ 794,400)

Leaseholds, furniture, fixtures and equipment                                                   42,100          42,100

Deposit on purchase of ZTT                                                                   1,700,000         400,000

Other assets                                                                                     4,300           4,300
                                                                                          ----------------------------

                                                                                          $  2,098,550    $  1,093,800
                                                                                          ============================

                                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Federal & State payroll taxes payable, including penalties & interest, all in arrears      1,027,600       1,003,900

  Capitalized lease obligations, in default                                               $  3,625,300    $  3,625,300

  Installment Insurance contracts payable                                                       29,100          31,500

  Accounts payable & Security deposits                                                       1,489,990       1,423,400

  Accounts payable under dispute                                                             3,433,100       3,433,100

  Accrued liabilities                                                                        2,689,300       2,605,000

  Convertible notes, shareholders and other                                                  1,790,000       2,312,000

  Due to related party                                                                          25,300          25,300
                                                                                          ----------------------------

          Total current liabilities                                                         14,109,690      14,459,500
                                                                                          ----------------------------

Shareholders' deficit:
  Preferred stock, Series A, $1.00 par; authorized 30,000,000
  shares; 1,361,500 shares issued and outstanding as of December 31, 2002                    7,158,596       1,361,500
and 7,158,596 issued and outstanding as of March 31, 2003

  Common stock, $.02 par, authorized 100,000,000
  share; issued and outstanding 100,000,000 shares
  as of December 31, 2002 and March 31, 2003                                                 2,000,000       2,000,000

  Capital in excess of par                                                                   6,323,360      10,120,500

  Deficit                                                                                     (930,200)       (930,200)

  Accumulated deficit during the development stage                                         (26,512,370)    (25,852,000)
                                                                                          ----------------------------

                                                                                           (11,960,614)    (13,300,200)

  Escrow performance shares                                                                    (50,526)        (65,500)
                                                                                          ----------------------------

                                                                                           (12,011,140)    (13,365,700)
                                                                                          ----------------------------

                                                                                          $  2,098,550    $  1,093,800
                                                                                          ============================

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
    AND CUMULATIVE AMOUNTS FROM INCEPTION OF DEVELOPMENT STAGE (MAY 1, 2000)
                                   (UNAUDITED)

                                                                                     Cumulative
                                                        Three Months Ended             Amounts
                                                              March 31,                 From
                                                       2003             2002          Inception
                                                   -------------    ------------    ------------
Revenues:
  Sales, net of allowances                         $          --    $     58,700    $  1,777,400

  Equipment                                                   --          12,800          43,500
                                                   -------------    ------------    ------------

                                                              --          71,500       1,820,900
                                                   -------------    ------------    ------------

Operating expenses:
  Technology and content                                      --         564,300       9,294,200

  Compensation and related benefits                      105,700         566,000       6,910,700

  Marketing and sales                                     20,700         132,100       2,060,700

  General and administrative                             434,700         408,900       5,577,100
 ( 2003 includes $ 200,000 funding fees)

  Interest                                                95,500         205,600       1,891,900

  Rent                                                     7,290          38,600         271,690

  Amortization and depreciation                               --         213,000       3,069,400
                                                   -------------    ------------    ------------

                                                         663,890       2,128,500      29,075,690

  Less interest income and other                           2,252           6,100         120,952
                                                   -------------    ------------    ------------

                                                         661,638       2,122,400      28,954,738
                                                   -------------    ------------    ------------

Loss from operations before other additions             (661,638)     (2,050,900)    (27,133,838)

Other additions, vendor settlements and credits            1,168              --       1,850,968
                                                   -------------    ------------    ------------

Loss on operations before loss on sale of assets        (660,470)     (2,050,900)    (25,282,870)

Loss on sale of assets                                        --              --       1,229,600

Net loss                                           $    (660,470)   $ (2,050,900)   $(26,512,470)
                                                   =============    ============    ============

Loss per share of common stock:

  Basic and diluted                                $       (0.01)   $      (0.03)   $      (0.49)
                                                   =============    ============    ============

Weighted average common shares outstanding           100,000,000      71,486,159      53,713,566
                                                   =============    ============    ============

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENT OF SHAREHOLDERS' DEFICIT
    THREE MONTHS ENDED MARCH 31, 2003 AND CUMULATIVE AMOUNTS FROM INCEPTION
              OF DEVELOPMENT STAGE (MAY 1, 2000) TO MARCH 31, 2003
                                   (UNAUDITED)

                                               Total          Shares         Amount        Shares        Amount        of par
                                            ------------------------------------------------------------------------------------
Balance, beginning, January 1, 2003         $(13,365,700)     1,361,495   $  1,361,500   100,000,000  $  2,000,000  $ 10,120,500

Add (deduct):
  Proceeds from sales of preferred stock       2,000,000      5,797,101   $  5,797,100                                (3,797,100)

  Issuance of common stock for:
    Shareholders interest

    Shareholder loan

    Payroll

    Marketing, sales and commissions

    Professional services

    Accounts payable and other

  Utilization of escrow performance shares        15,000

  Net loss                                      (660,470)
                                            ------------------------------------------------------------------------------------

Balance, ending, March 31, 2003             $(12,011,170)     7,158,596   $  7,158,600   100,000,000  $  2,000,000  $  6,323,400
                                            ====================================================================================


                                               Deficit          Stage          Shares
                                            ---------------------------------------------

Balance, beginning, January 1, 2003         $    (930,200)  $ (25,852,000)  $     (65,500)

Add (deduct):
  Proceeds from sales of preferred stock

  Issuance of common stock for:
    Shareholders interest

    Shareholder loan

    Payroll

    Marketing, sales and commissions

    Professional services

    Accounts payable and other

  Utilization of escrow performance shares                                         15,000

  Net loss                                                       (660,470)
                                            ---------------------------------------------

Balance, ending, March 31, 2003             $    (930,200)  $ (26,512,470)  $     (50,500)
                                            =============================================

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND CUMULATIVE AMOUNTS FROM
      INCEPTION OF DEVELOPMENT STAGE (MAY 1, 2000) THROUGH MARCH 31, 2003
                                   (UNAUDITED)


                                                                           MARCH 31,            Cumulative
                                                                 ---------------------------   Amounts From
                                                                     2003           2002        Inception
                                                                 ------------------------------------------
Cash flows from operating activities:
  Sources of cash:
    Sales                                                        $         --   $    127,800   $  1,513,200
    Interest Income and Vendor credits                                  3,420          6,100         29,420
    Refund of income taxes                                                 --             --         16,300
                                                                 ------------------------------------------

                                                                        3,420        133,900      1,558,920
                                                                 ------------------------------------------

  Uses of cash:
    Technology and content                                                 --         55,100      1,975,700
    Compensation and related benefits                                 105,700        399,100      5,943,500
    Marketing, selling, general and administrative                    255,400        285,800      4,000,800
    Interest                                                           95,500          1,600        215,800
    Rent                                                                7,290         19,700        250,790

                                                                      463,890        761,300     12,386,590
                                                                 ------------------------------------------

Cash (used-in) operating activities                                  (460,470)      (627,400)   (10,827,670)
                                                                 ------------------------------------------

Cash flows from investing activities:
  Sources of cash:
    Officer and employees loan repayments                                  --             --         64,600
    Customer security deposits                                             --          6,400         74,000
    Proceeds from sale of assets                                           --                       243,700

                                                                           --          6,400        382,300
                                                                 ------------------------------------------

  Uses of cash:
    Advances to officers and employees                                     --             --        271,200
    Purchases of leaseholds, furniture, fixtures and equipment,            --
      less amount financed                                                 --         55,400      1,362,000
    Payments to related party                                         200,000             --        225,300
    Deposits on Pre-Acquisition of ZTT (Panamanian company)         1,300,000                     1,777,000
    Rent, utility and other security deposits                          59,330             --         59,330
                                                                 ------------------------------------------

                                                                    1,559,330         55,400      3,694,830
                                                                 ------------------------------------------

Cash (used-in) investing activities                                (1,559,330)       (49,000)    (3,312,530)
                                                                 ------------------------------------------

Cash flows from financing activities:
  Sources of cash:
    Proceeds from:
      Sales of preferred, common stock and warrants                 2,000,000        545,500     11,395,800
      Shareholders loans and other                                         --        102,100      2,904,500
      Commercial and installment loans                                     --                       560,400

                                                                 ------------------------------------------
                                                                    2,000,000        647,600     14,860,700
                                                                 ------------------------------------------

  Uses of cash:
    Payment of capitalized lease obligation and short term debt            --             --        443,400
                                                                 ------------------------------------------

Cash provided by financing activities                               2,000,000        647,600     14,417,300
                                                                 ------------------------------------------

Increase (decrease) in cash and equivalents                           (19,800)       (28,800)       277,100

Cash and equivalents, beginning                                        20,800         49,600
                                                                 ------------------------------------------

Cash and equivalents, ending                                     $      1,000   $     20,800   $    297,900
                                                                 ==========================================

                             US DATA AUTHORITY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
     THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND CUMULATIVE AMOUNTS FROM
         INCEPTION OF DEVELOPMENT STAGE (MAY 1, 2000) TO MARCH 31, 2003
                                   (UNAUDITED)


                                                                                      MARCH 31,             Cumulative
                                                                             ---------------------------   Amounts From
                                                                                 2003           2002        Inception
                                                                             ------------------------------------------
Reconciliation of net (loss) to cash (used-in) operating activities:

Net (loss)                                                                   $   (660,470)  $ (2,050,900   $(26,512,470)
                                                                             ------------------------------------------

Adjustments to reconcile net (loss) to cash (used-in) operating activities:
  Amortization and depreciation                                                        --        213,000      1,888,100

  Provision for tangible asset impairment charge                                                              1,241,300

  Loss on sale and abandoned equipment (principally unauthorized)                      --             --      1,260,500

  Provision for doubtful collections                                                   --             --         33,100

  Other operating activities, principally fees                                     49,710        356,600      2,892,210

  Changes in assets and liabilities:
    Accounts receivable                                                              (600)        14,300          7,700

    Advances to officers and employees                                                 --             --        (39,900)

    Other current assets                                                               --         17,300             --

    Accounts payable                                                               66,590        132,000      5,090,790

    Accrued liabilities                                                            84,300        690,300      3,311,000
                                                                             ------------------------------------------

             Total adjustments                                                    200,000      1,423,500     15,684,800
                                                                             ------------------------------------------

Cash (used-in) operating activities                                          $   (460,470)  $   (627,400)  $(10,827,670)
                                                                             ==========================================

Schedule of non-cash investing and financing activities:

Non-cash investing activity:
  Purchases of leaseholds, furniture, fixtures, equipment
    and capitalized leases, net of payments                                  $         --   $         --   $  3,450,700
                                                                             ==========================================

Non-cash financing activities:
  Issuance of common stock on purchase of USDA                                                             $    209,600
                                                                                                           ============

  Common stock issued for services and escrow performance shares             $         --   $    356,600   $  1,751,500
                                                                             ==========================================

  Issuance of preferred stock for shareholder loans                          $         --   $         --   $  1,551,000
                                                                             ==========================================

                             US Data Authority, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                                   (Unaudited)
                                 March 31, 2003

Note 1. - Basis of Presentation:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2002, included in the Company's Annual Report on Form 10K-SB for the year ended December 31, 2002.

Note 2. - Current Assets

      $118,000 of $151,750 consists of prepaid funds paid to Company's legal counsel for payment of settlements for accounts payable vendors.

Note 3. - Deposit on Purchase of ZTT

      On January 31, 2003, the Company and Zona Tecnologica y Telecomunicaciones, S.A. ("ZTT") entered into a pre-acquisition agreement for the possible purchase of the assets subject to liabilities of ZTT, subsequent to the Company performing its due diligence and obtaining current financial statements of ZTT. If management is satisfied with the results of its due diligence, management proposes to enter into a purchase agreement with ZTT. The proposed transaction would be accounted for as a purchase. Management will have an independent valuation made of the ZTT by a qualified firm.

      Under the terms of the pre-acquisition agreement, the purchase price will be about $10,850,000 and the related party would be entitled to a maximum fee of $1,085,000. USDA will acquire from West of America Financial Group, Inc. its option to acquire 70% of the common stock of ZTT in exchange to fund $6 million of working capital. The total purchase price of $10.850 million is to be funded as follows: ($6 million on completion of due diligence; $3 million of preferred stock; $1.850 million for the assumption of ZTT Senior Debt. The purchase price is subject to adjustment at the end of the due diligence for any unsecured liabilities outstanding at the date of closing. After ZTT has received $700,000, they will then proceed to establish a collocated technical facility in the Greater Miami, Florida Area. ZTT warrants that its license to operate in the

Panama Free Zone expires on October 23, 2010. Closing will occur when the Company receives a letter from the Government of Panama regarding the free zone license and approval, evidence regarding the financial position of ZTT and completion of an investor questionnaire and subscription agreement as an accredited investor under Regulation D of the 1933 SEC Act and finally approval of the transaction by both Boards of Directors. Total deposits payments made to date to ZTT amounts to $1.7 million. There can be no assurances that the Company will be able to secure adequate funds to consummate the transaction with ZTT.

Note 4. - Current Liabilities

      The Company is in default of its capitalized lease obligations and accordingly has reflected the principal portion of the leases as a current liability. Management's plan to negotiate with this creditor (Cisco Capital) and return the current inventory not in production for a credit and settle with the creditor for the balance shall continue with results of the negotiations expected before the fiscal year end. There can be no assurance that management and the creditor will reach an amicable resolution to this matter.

      Accounts Payable - Accounts Payable under dispute reflect amounts billed to the Company by AT&T which are the subject of the litigation between AT&T and the Company. The outstanding obligations in dispute are approximately $3.4 million with claims by AT&T against the Company in excess of $3.6 million.

      Accrued Liabilities - Accrued liabilities increased for the first three months by $ 84,300. The majority of this increase was an accrual with respect to payroll taxes payable to the IRS and with respect to various state tax obligations and an accrual for interest expense of corporate notes.

      Convertible Notes - Certain shareholders holding an aggregate amount of $1,000,000 in convertible notes have options to convert the outstanding loans into common stock at a ceiling of $1.00 per share to a floor of the lowest price sold ($0.05) or $0.075 as of December 31, 2002. Certain shareholders holding an aggregate of $750,000 in convertible notes have options to convert the outstanding loans into common stock at $1.25 per share for the first 90 days down to $0.20 per share. In addition, certain notes contain an option to convert to preferred stock at rates ranging from $1.25 to $0.40 per share. During the year, certain common shareholders advanced $250,000 to the Company at 10%, with a special feature to convert the loans into preferred stock at $0.20 per share. Certain shareholders exercised their options and converted $250,000 of loans into preferred stock.

Note 5. - Shareholders' Deficit

      The total number of shares outstanding and weighted average number of shares outstanding were calculated as follows:

      Total number of shares of common stock outstanding as of December 31, 2002 was 100,000,000 and through this period the same amount of shares continues to be outstanding.

      The total number of shares of preferred stock outstanding as of December 31, 2002 was 1,361,495. The current quarter ending March 31, 2003 reflects additional preferred shares issued totaling 5,797,101, with total outstanding shares of preferred stock issued equal to 7,158,596. These additional preferred shares reflect a par value of $ 1.00 and were sold at $ .3450.

      Please refer to Statement of Shareholders' Deficit for additional information.

Note 6. - Litigation

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

      The Company is a defendant in various matters for non-payment of outstanding trade payables, all of which, have been recorded in the accompanying unaudited balance sheet. It is the opinion of management and it's Counsel that all of these matters can be resolved amicably and the financial settlements will not have a material impact on the financial position of the Company beyond those which has been recorded and that we are aware of. On other outstanding issues, the Company anticipates settling these matters on the installment basis which will assist the Company in its cashflows. It is management's opinion that the financial exposure of litigation will not exceed those amounts previously recorded.

      From time to time, the Company is a defendant in various other matters. The Company considers those types of matters to be incidental to the Company's business and is of the opinion that any financial exposure will not materially affect the financial position of the Company.

Item 2. Management's Discussion and Analysis.

                                    Overview

      In its third year of operation, the Company continues to develop the necessary services and financial support that will allow us to adhere to its current business plan seeking to be a viable player in the data storage and business continuance field. The Company has taken these steps by entering into its preliminary relationship with the Panamanian-based Zona de Tecnologia y Telecomunicaciones SA ("ZTT"). During 2002, the Company received equity investments of approximately $3,200,000, reduced its staff by over 95%, and continued to negotiate and settle its outstanding debt.

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

      The Company believes that once its acquisition of ZTT is consummated, it will immediately start an aggressive pre-sales campaign and marketing effort to the potential users of the services and through the potential "channel partners" who could readily sell these services to their customers worldwide. Implementation of this plan will require additional capital in the range of $6.5 to $8.5 million. While delays in receiving the needed funds have slowed down the process of consummating the transaction with ZTT, the Company still believes that it will receive sufficient capital infusions necessary to meet its purposes. There are no assurances that the Company will be able secure adequate funds to consummate the transaction with ZTT, either through our agreement with the current group of investors or through other sources. Moreover, there is no assurance that the new business plan will be successful and, in general, that our efforts to become profitable on a consistent basis will yield the desired results.

      On May 14, 2003, the Company issued to Beheer-En Belegginsmaatschappij Selmok and BV Golden Worldwide Business Corporation (collectively the "Investors"), a Notice of Action on Termination of the Investors Questionnaire and Subscription Agreement, dated November 1, 2002 (the "Subscription Agreement"), citing a breach by the Investors of its obligations to provide $4.9 million in equity capital to the Company pursuant to the terms of the Subscription Agreement. On May 19, 2003, the Investors, acting through M. Mario Perez, denied that the Investors were in breach of its obligations pursuant to the Subscription Agreement. See Part II - Item 5- Other Information for a more detailed discussion.

      The Company continues to contend with its outstanding liability to the IRS for payroll taxes and our lack of compliance with the terms of our equipment lease with Cisco Systems Capital Corporation ("Cisco"). With the Company's current Offer in Compromise to the IRS, the Company is hopeful that an amicable settlement will be finalized. The Company is hopeful that in the event that the Company acquires ZTT, this acquisition will assist the Company in potentially re-establishing its relationship with Cisco. Certain of the proceeds from the investment that the Company is currently seeking have been earmarked to settle the IRS and Cisco matters, and, although the outcome is not free from doubt, management believes that a solution acceptable to the Company can be achieved.

                              Results of Operations

      For the three months ended March 31, 2003, the Company continues to incur losses from operations. We reported a net loss of $660,470 (less than $0.01 per share) for the three months ended March 31, 2003 compared to a net loss of $2,050,900 ($.03 per share) for the three months ended March 31, 2002. As previously stated during the year, the Company has once again changed its business plan and is entering the data storage arena.

      A comparison between the periods reflects that Management's efforts to reduce expenses in 2003 did yield significant results. The compensation-related expenses decreased $461,000 from $566,000 for the three month period ended March 31, 2002 to $ 105,000 for the three month period ended 2003. Additionally, Technology and Content expenses decreased substantially from $564,000 for the three month period ended March 31, 2002 to $0 for the three month period ended March 31, 2002. This was due to the elimination of specific technological based employees, contracted services and the re-structuring of US Data's network facility. While the Company continues to incur substantial losses during this past year and earlier; management continues in its philosophy to development a new business plan that eventually will evolve into an on going operating enterprise. The net loss for the three months ended 2003 reflected a substantial improvement ($660,470) when compared to 2002 ($2,050,900), due to the restructuring of the Company's network and all related technical costs. Reference is made to notes to financial statements for additional information.

      Management is continuing in its efforts to reduce expenses and is of the opinion that the results of operations for 2003 will reflect the impact of those efforts.

                         Liquidity and Capital Resources

      The operations of the Company have been principally funded by private placements between 2000 and 2002. From the commencement of development stage (May 1, 2000) those private placements have generated approximately $9.3 million of capital. In addition, a small group of shareholders and other related parties were able to advance the Company an additional $2.9 million. These funds, principally sustained the Company as it continues to implement its business plan. In 2003, the Company received $2 million in equity funding from an investment group. The improvement from fiscal 2002 to 2003 was attributable to reduced overhead structure and the development of the new business plan in the area of data storage and business continuance services. For the three months ended March 31, 2003, the Company had net cash used in investing activities of $1,560,000. The principal source of investing funds was generated by the sale of Series A Preferred stock in the amount of $2 million to the Investors under the Subscription Agreement. For the three month period ended March 31, 2003, uses of funds primarily included $200,000 in funding fees paid by the Company to West of America Financial Group, Inc., a company wholly owned by a related party to the Company in connection with the funding of $2 million by the Investors, and $1.3 million to ZTT pursuant to the terms of the Pre-Acquisition Agreement with ZTT. This is compared to funds used for the three month period ended March 31, 2002 of approximately $50,000 for the purchase of leaseholds, furniture, fixtures and equipment.

      Management anticipates that for the ensuing year (2003) and possibly into 2004, the Company may require about $6.5 to $8.5 million to emerge from development stage. This would include the acquisition of ZTT also in the development stage.

      On February 28, 2002 the Company entered into an agreement (the "Purchase Agreement"), with the Centro Group, consisting of Centro Inmobiliario RYC, S.L., a limited liability company organized under the laws of the Kingdom of Spain ("Inmobiliario"), MAPET International Foundation, Inc., a Florida non-profit corporation ("MAPET"), FRONTIER STAR, S.L., a limited liability company organized under the laws of the Kingdom of Spain ("FRONTIER STAR"), INVERFAPE, S.A., a limited liability company organized under the laws of the Dominican Republic ("INVERFAPE"), Jesus Guirau, S.L., a limited liability company organized under the laws of the Kingdom of Spain ("Jesus Guirau") (Inmobiliario, MAPET, FRONTIER STAR, INVERFAPE, and Jesus Guirau are sometimes collectively referred to hereinafter as the "Centro Group"), as amended. Under the Purchase Agreement, the Investors were to purchased and agreed to purchase from the Company, eighteen (18) tranches (i) 10,000,000 shares of Common Stock, and (ii) 20,000,000 shares of Series A Preferred Stock (the "Preferred Stock") for the aggregate price of $18,400,000. The Common Stock would be purchased for $0.16 per share and the Preferred Stock would be purchased for $0.84 per share. Under the Agreement, the Centro Group will divide the rights and obligations under the Purchase Agreement as follows: Inmobiliario (37.5%); MAPET (37.5%); FRONTIER STAR (10.0%); INVERFAPE (10.0%); and Jesus Guirau (5.0%).

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

      The new investment agreement was a reassignment of the terms and conditions of the previous agreement and these terms were accepted by the new investors (the "New Investors"): BEHEER-EN BELEGGINSMAATSCHAPPIJ SELMOK BV and GOLDEN WORLDWIDE BUSINESS CORPORATION, companies formed in the NETHERLANDS and BRITISH VIRGIN ISLANDS, respectively. These two companies, represented by M. Mario Perez as their Power of Attorney, equally accepted liability of funding the remaining $7,900,000.00. Funds would be tendered as requested by a Finance Committee appointed by the Board of Directors of the Company, and made up of a Company director and representative of the Perez family, the President/CEO, and the Company Controller. Of this amount, the New Investors tendered $1,000,000 on November 15, 2002, thus leaving a balance due to be funded to the Company in the amount of $6,900,000 as of December 31, 2002. The New Investors tendered an additional $2 million during the three months ending March 31, 2003.

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

                                     PART II

Item 1. Legal Proceedings.

      On August 6, 2001, AT&T, the Company's largest network provider filed suit against the Company in the US District Court for the Southern District of Florida, AT&T Corp. vs. US Data Authority, Inc. , Civ-01-8715, demanding payment of $2,332,984 in total amount of outstanding charges. The Company and AT&T reached a tentative settlement, however, the parties were unable to agree to the terms of the documents designed to evidence and reflect the settlement. On August 27, 2001, AT&T disconnected the USDA network at all of the 38 locations. On September 7, 2001, the Company filed a Motion to Dismiss AT&T's complaint in the US District Court for the Southern District of Florida and on November 6, 2001, the Company filed an Answer and Counterclaim to AT&T's complaint, also in
U. S. District Court for the District of Southern Florida. The Company's counterclaim in the lawsuit demands damages in excess of $40 million for breach of contract, breach of fiduciary duties, trade libel and fraud. In December, 2001, AT&T filed a Motion to Dismiss Counterclaim and the Company responded by filing a Memorandum of Law in Opposition to Motion to Dismiss Counterclaim on January 18, 2002. Counsel for AT&T recently requested a 30-day abatement of proceedings in order to file what would amount to "corrective" documents with the Court relating to its Memorandum of Law filed on January 18, 2002. On February 21, 2002, AT&T filed an Amended Complaint. The Company filed an Answer and Affirmative Defenses to Amended Complaint on April 23, 2002. We intend to defend this action vigorously and press to prevail in our counterclaim. Although a trial date has been set for November 13, 2003, at the present time, the parties were ordered to mediation, which is set for June 4, 2003.

      On August 1, 2001, Webfinder Wireless, Joseph Price and Clifford Price filed a lawsuit against the Company in the United States District Court for the District of Colorado, Webfinder Wireless, Joseph Price and Clifford Price vs. US Data Authority, Inc., Dominick F. Maggio, William Pierce and David Rappa , Civil Action No. 01 WM 1430. Plaintiffs allege willful breach of contract and negligent misrepresentation, among other things, stemming from the Company's agreement to install an OC-3 fixed fiber optic connection to the plaintiffs' network in two mountain resorts in Southwestern Colorado. The Complaint demands the return of the $32,400 deposit paid by the plaintiffs to the Company and other unspecified damages. The parties are engaged in negotiations to settle the case. We believe that the suit is without merit and will vigorously move to have the suit dismissed in case settlement negotiations fail.

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

      During the last quarter, US Data continued to negotiate the settlement of several matters with certain vendors relating to non-payment of outstanding trade payables on terms favorable to US Data.

Item 2. Changes in Securities and Use of Proceeds.

(c) Set forth below is a description of all equity securities of US Data sold by US Data during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

1. (a) On January 24, 2003, an aggregate of 3,188,406 shares of Series A Preferred Stock were sold.

(b) The securities were sold in the aggregate to BEHEER-EN BELEGGINSMAATSCHAPPIJ SELMOK BV and GOLDEN WORLDWIDE BUSINESS CORPORATION.

(c) The purchase price was $1,100,000.

(d) This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation.

2. (a) On February 7, 2003, an aggregate of 2,608,696 shares of Series A Preferred Stock were sold.

(b) The securities were sold in the aggregate to BEHEER-EN BELEGGINSMAATSCHAPPIJ SELMOK BV and GOLDEN WORLDWIDE BUSINESS CORPORATION.

(c) The purchase price was $900,000.

(d) This transaction was exempt under Section 4(2) of the Securities Act and Rule 506 thereunder, as a sale to accredited investors not involving any general solicitation.

Item 3. Defaults Upon Senior Securities.

      Currently, US Data continues to be delinquent on the payment of certain loans to each of Melvyn B. Siegel, Harvey Birdman, Raymond Markman, La Jolla Cove Investors, Inc., Joseph E. Shamy and David P. Lonski. Although each of these loans continue to be in default, to date, no further action has been taken against the Company by each of these parties.

Item 5. Other Information.

Notice of Action

      On May 14, 2003, the Company issued to Beheer-En Belegginsmaatschappij Selmok and BV Golden Worldwide Business Corporation (collectively the "Investors"), a Notice of Action on the Termination of the Investors Questionnaire and Subscription Agreement, dated November 1, 2002 (the "Subscription Agreement"), citing a breach by the Investors of its obligations to provide $4.9 million in equity capital to the Company pursuant to the terms of the Subscription Agreement. The Notice of Action demanded no later than May 16, 2003 certified documentation from the bank representing the Investors that a $4.9 million wire transfer had been ordered to be sent to the escrow account for the attorney for the Investors for receipt no later than May 23, 2003 with documentation specifically stating that the $4.9 million in funds were expressly for the benefit of the Company, that the funds would be available no later than 24 hours after receipt by the escrow agent with evidence of the escrow arrangement with the attorney for the Investors and a detail of the disbursements to be made pursuant to such escrow arrangement. The Notice of Action expressly indicated that in the event that the certified documentation was not received by the time indicated in such Notice, the Notice of Action would serve as a notice of termination of the Subscription Agreement with the Investors. The Notice of Action also indicated that the Investors may be liable for any damages caused by the Company due to their inactions. The Notice further stated that a formal request for funds was provided by the Company to the Investors on March 7, 2003 in accordance with the terms of the Subscription Agreement and that that possible delays could be detrimental to the Company with respect to its Pre-Acquisition Agreement with ZTT. The Notice finally indicated that the failure of the Investors to provide funding to the Company with respect to its obligations to the Internal Revenue Services may cause material harm to the Company. On May 19, 2003, the Investors, acting through M. Mario Perez, denied that the Investors were in breach of its obligations pursuant to the Subscription Agreement, that the Subscription Agreement provided that funding of $4 million was required by August 1, 2003, that no disbursement was requirement unless the investment distribution committee unanimously requested a disbursement, and that the only exceptions were for payments with respect to obligations to Cisco and the Internal Revenue Service. The response finally indicated that request for funds relating to Cisco and the Internal Revenue Service would be made when binding agreements were entered and to date such agreements do not exist. See Exhibits 99.1 and 99.2

      As of May 27, 2003, no funding pursuant to the terms of the Subscription Agreement has been provided by the Investors to the Company. The Company indicated to the Investors that it will pursue other sources of investment capital for the Company.

Relocation of the Principal Executive Office

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

The Exhibits listed as applicable on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(b) Reports on Form 8-K.

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

Date: May 27, 2003


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


Date: May 27, 2003                 /s/ Dominick F. Maggio
                                       ---------------------------------
                                       Dominick F. Maggio
                                       President and Chief
                                       Executive Officer

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


Date: May 27, 2003                 /s/ Robert Sepos
                                       ----------------------------
                                       Robert Sepos
                                       Controller

                                  Exhibit Index

Exhibit No.         Description                             Sequential Page No.

99.1                Notice of Action on the Termination
                    of Amended and Restated Investor
                    Questionnaire and Subscription
                    Agreement dated November 1, 2002

99.2                Letter of Response by M. Mario Perez
                    to Notice of Action on the Termination
                    of Amended and Restated Investor
                    Questionnaire and Subscription Agreement dated November 1, 2002